Form 10-Q
period 2011-09-30
Fansport, Inc.
filed 2011-11-14
CIK 1518171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2011 (unaudited) and March 31, 2011   4

         Statements of Operations ..........................................   5

         Statement of Stockholders' Equity (Deficiency) ....................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  15

Item 4T. Controls and Procedures. ..........................................  15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  17

Item 1A. Risk Factors. .....................................................  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  17

Item 3.  Defaults Upon Senior Securities. ..................................  17

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  17

Item 5.  Other Information. ................................................  17

Item 6.  Exhibits. .........................................................  17

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                      SEPTEMBER 31,   MARCH 31,
                                                          2011          2011
                                                      -------------   ---------

CURRENT ASSETS
  Cash and cash equivalents ........................  $      16,833   $   9,000
                                                      -------------   ---------
    Total current assets ...........................         16,833       9,000
                                                      -------------   ---------

                                                      -------------   ---------
  TOTAL ASSETS .....................................  $      16,833   $   9,000
                                                      =============   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $       1,500   $   3,100
                                                      -------------   ---------
    Total liabilities ..............................          1,500       3,100
                                                      =============   =========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
  Authorized:
    500,000,000 common shares, $0.0001 par value
    10,000,000 preferred shares, $0.0001 par value
  Issued and outstanding shares:
    10,200,000 common shares at September 30, 2011
    and 9,000,000 common shares at March 31, 2011 ..  $       1,020   $     900
  Additional paid-in capital .......................         19,980       8,100
  Stock Subscription Receivable ....................             --          --
  Deficit accumulated during the development stage .         (5,667)     (3,100)
                                                      -------------   ---------
    Total Stockholders' Equity .....................         15,333       5,900
                                                      -------------   ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $      16,833   $   9,000
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

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                THREE MONTHS      SIX MONTHS     MARCH 16, 2011
                                    ENDED            ENDED             TO
                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                    2011             2011             2011
                               --------------   --------------   --------------

REVENUES ....................  $           --   $           --   $           --
                               --------------   --------------   --------------

EXPENSES
  General & Administrative ..  $          936   $          948   $        1,048
  Professional Fees .........           1,019            1,619            4,619
                               --------------   --------------   --------------
                                        1,955            2,567            5,667

Loss Before Income Taxes ....  $       (1,955)  $       (2,567)  $       (5,667)
                               --------------   --------------   --------------

Provision for Income Taxes ..              --               --               --
                               --------------   --------------   --------------

Net Loss ....................  $       (1,955)  $       (2,567)  $       (5,667)
                               ==============   ==============   ==============

PER SHARE DATA:

  Basic and diluted loss
   per common share .........  $           --   $           --   $           --
                               ==============   ==============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ..............       9,404,348        9,203,279        9,187,879
                               ==============   ==============   ==============
Nil = < $0.01

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                              FANSPORT, INC.
                                       (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------------------------------------------------------------------
                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                            COMMON STOCK     ADDITIONAL      STOCK     DURING THE
                                         ------------------    PAID-IN   SUBSCRIPTION  DEVELOPMENT
                                           SHARES    AMOUNT    CAPITAL    RECEIVABLE      STAGE      TOTAL
                                         ----------  ------  ----------  ------------  -----------  -------
Inception - March 16, 2011 ............          --  $   --  $       --  $         --  $       --   $    --

  Common shares issued to Founder for
  cash at $0.001 per share (par value
  $0.0001) on March 16, 2011 ..........   9,000,000     900       8,100            --          --     9,000

  Loss for the period from inception on
  March 16, 2011 to March 31, 2011 ....          --      --          --            --      (3,100)   (3,100)
                                         ----------  ------  ----------  ------------  ----------   -------

Balance - March 31, 2011 ..............   9,000,000     900       8,100            --      (3,100)    5,900
                                         ==========  ======  ==========  ============  ==========   =======

  Loss for the quarter ended
  June 30, 2011 .......................          --      --          --            --        (612)     (612)

Balance - June 30, 2011 ...............   9,000,000     900       8,100            --      (3,712)    5,288
                                         ==========  ======  ==========  ============  ==========   =======

  Common shares issued for cash at
  $0.01 per share (par value
  $0.0001) on August 30, 2011 .........   1,200,000     120      11,880            --          --    12,000

  Net (loss) ..........................          --      --          --            --      (1,955)   (1,955)
                                         ----------  ------  ----------  ------------  ----------   -------

Balance - September 30, 2011 ..........  10,200,000   1,020      19,980            --      (5,667)   15,333
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

                         The accompanying notes should be read in conjunction with
                                         the financial statements

                                                     6

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                                  SIX MONTHS     MARCH 16, 2011
                                                     ENDED             TO
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     2011             2011
                                                --------------   --------------

OPERATING ACTIVITIES

  Net Loss ...................................  $       (2,597)  $       (5,667)
                                                --------------   --------------

  Changes in Operating Assets and Liabilities:
    Increase (decrease)in accounts payable
     and accrued liabilities .................          (1,600)           1,500
                                                --------------   --------------
  Net cash used in operating activities ......          (4,167)          (4,167)
                                                --------------   --------------

FINANCING ACTIVITIES

  Common stock issued for cash ...............          12,000           21,000
                                                --------------   --------------
  Net cash provided by financing activities ..          12,000           21,000
                                                --------------   --------------


INCREASE IN CASH AND CASH EQUIVALENTS ........           7,833           16,833

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 9,000               --
                                                --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...  $       16,833   $       16,833
                                                ==============   ==============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense .........................  $           --   $           --
                                                ==============   ==============
    Income taxes .............................  $           --   $           --
                                                ==============   ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended September 30, 2011, respectively along with the period March 16, 2011 (date of inception) to September 30, 2011.

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2011.

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

As of September 30, 2011, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of September 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of September 30, 2011, the Company has $2,210 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 16, 2011 (inception) to September 30, 2011. As of September 30, 2011, the Company has federal net operating loss carry forwards of approximately $5,667 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on September 30, 2011 and the tax provision attributable to loss before income taxes is as follows:

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

                                                      For the period
                                                      March 16, 2011
                                                   (inception) through
                                                    September 30, 2011
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

As of September 30, 2011, the Company had estimated net loss carry forwards of approximately $5,667 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of September 30, 2011, the Company has 10,000,000 Preferred Shares authorized, with none issued nor outstanding.

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

On August 31, 2011, the Company sold 1,200,000 shares of common stock, $0.0001 par value for $12,000. These shares were registered with the SEC on Form S-1 which was declared effective by the SEC on August 12, 2011.

As of September 30, 2011, there were 500,000,000 Common Shares authorized with a $0.0001 par value and 10,200,000 are issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2011, the sole officer and sole director of the Company was involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

NOTE 6. GOING CONCERN

As of September 30, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 16, 2011 (date of inception) through September 30, 2011 the Company has had a net loss of $5,667 consisting of SEC audit and review fees, state taxes, incorporation fees for the Company to initiate its SEC reporting requirements, and general working capital needs.

As of September 30, 2011, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of September 30, 2011.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to September 30, 2011 through November 2, 2011, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the first and second quarter of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On April 27, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendment on July 8, 2011, July 28, 2011, and August 10, 2011. The registration statement was declared effective on August 12, 2011.

Results of Operations

The Company did not generate any revenue during the three months ended September 30, 2011.

Total expenses the three (3) months ending September 30, 2011 were $1,955 resulting in an operating loss for the period of $1,955. Professional fees were $1,019 and $936 in general and administration expenses. Basic net loss per share amounting to $.0001 for the three (3) months ending September 30, 2011.

Total expenses for the six (6) months ended September 30, 2011 were $2,567 resulting in an operating loss for the period of $2,567. The increase in expenses was due to a increase in legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At September 30, 2011 we had working capital of $15,333 consisting of cash on hand of $16,833,and $1,500 in current liabilities as compared to working capital of $5,900 at March 31, 2011 and cash of $9,000.

Net cash used in operating activities for the six months ended September 30, 2011 was $4,167 as compared to $0 for the period from inception on March 16, 2011 through March 31, 2011.

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

As of September 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2012.

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

                                        FanSport, Inc.


                                        BY: /s/ Kristin Cleland
                                            -----------------
                                            Kristin Cleland
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: November  14, 2011