Form 10-Q
period 2011-12-31
Fansport, Inc.
filed 2012-01-24
CIK 1518171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of December 31, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at December 31, 2011 (unaudited) and March 31, 2011    4

         Statements of Operations ..........................................   5

         Statement of Stockholders' Equity (Deficiency) ....................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  15

Item 4T. Controls and Procedures. ..........................................  15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  17

Item 1A. Risk Factors. .....................................................  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  17

Item 3.  Defaults Upon Senior Securities. ..................................  17

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  17

Item 5.  Other Information. ................................................  17

Item 6.  Exhibits. .........................................................  17

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                       DECEMBER 31,   MARCH 31,
                                                          2011          2011
                                                      -------------   ---------

CURRENT ASSETS
  Cash and cash equivalents ........................  $      15,277   $   9,000
                                                      -------------   ---------
    Total current assets ...........................         15,277       9,000
                                                      -------------   ---------

                                                      -------------   ---------
  TOTAL ASSETS .....................................  $      15,277   $   9,000
                                                      =============   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $       2,904   $   3,100
                                                      -------------   ---------
    Total liabilities ..............................          2,904       3,100
                                                      =============   =========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
  Authorized:
    500,000,000 common shares, $0.0001 par value,
    10,000,000 preferred shares, $0.0001 par value.
  Issued and outstanding shares:
    10,200,000 common shares at December 31, 2011
    and 9,000,000 common shares at March 31, 2011 ..  $       1,020   $     900
  Additional paid-in capital .......................         19,980       8,100
  Stock Subscription Receivable ....................             --          --
  Deficit accumulated during the development stage .         (8,627)     (3,100)
                                                      -------------   ---------
    Total Stockholders' Equity .....................         12,373       5,900
                                                      -------------   ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $      15,277   $   9,000
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

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                THREE MONTHS      NINE MONTHS    MARCH 16, 2011
                                    ENDED            ENDED             TO
                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                    2011             2011             2011
                               --------------   --------------   --------------

REVENUES ....................  $           --   $           --   $           --
                               --------------   --------------   --------------

EXPENSES
  General & Administrative ..  $        2,360   $        3,308   $        3,408
  Professional Fees .........             600            2,219            5,219
                               --------------   --------------   --------------
                                        2,960            5,527            8,627

Loss Before Income Taxes ....  $       (2,960)  $       (5,527)  $       (8,627)
                               --------------   --------------   --------------

Provision for Income Taxes ..              --               --               --
                               --------------   --------------   --------------

Net Loss ....................  $       (2,960)  $       (5,527)  $       (8,627)
                               ==============   ==============   ==============

PER SHARE DATA:

  Basic and diluted loss
   per common share .........  $           --   $           --   $           --
                               ==============   ==============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ..............      10,200,000        9,541,091        9,513,103
                               ==============   ==============   ==============
Nil = < $0.01

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                        FANSPORT, INC.
                                 (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------------------------------------------------------------
                                                                           DEFICIT
                                                                         ACCUMULATED
                                            COMMON STOCK     ADDITIONAL  DURING THE
                                         ------------------    PAID-IN   DEVELOPMENT
                                           SHARES    AMOUNT    CAPITAL      STAGE      TOTAL
                                         ----------  ------  ----------  -----------  -------
Inception - March 16, 2011 ............          --  $   --  $       --  $       --   $    --

  Common shares issued to Founder for
  cash at $0.001 per share (par value
  $0.0001) on March 16, 2011 ..........   9,000,000     900       8,100          --     9,000

Net (loss) ............................          --      --          --      (3,100)   (3,100)
                                         ----------  ------  ----------  ----------   -------

Balance - March 31, 2011 ..............   9,000,000     900       8,100      (3,100)    5,900
                                         ==========  ======  ==========  ==========   =======

Net (loss) ............................          --      --          --        (612)     (612)

Balance - June 30, 2011 ...............   9,000,000     900       8,100      (3,712)    5,288
                                         ==========  ======  ==========  ==========   =======

  Common shares issued for cash at
  $0.01 per share (par value
  $0.0001) on August 30, 2011 .........   1,200,000     120      11,880          --    12,000

Net (loss) ............................          --      --          --      (1,955)   (1,955)
                                         ----------  ------  ----------  ----------   -------

Balance - September 30, 2011 ..........  10,200,000   1,020      19,980      (5,667)   15,333
                                         ==========  ======  ==========  ==========   =======

Net (loss) ............................          --      --          --      (2,960)   (2,960)

Balance - December 31, 2011 ...........  10,200,000   1,020      19,980      (8,627)   12,373
                                         ==========  ======  ==========  ==========   =======

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

                   The accompanying notes should be read in conjunction with
                                   the financial statements

                                               6

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                                  NINE MONTHS     MARCH 16, 2011
                                                     ENDED             TO
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2011             2011
                                                --------------   --------------

OPERATING ACTIVITIES

  Net Loss ...................................  $       (5,527)  $       (8,627)
                                                --------------   --------------

  Changes in Operating Assets and Liabilities:
    Increase (decrease)in accounts payable
     and accrued liabilities .................            (196)           2,904
                                                --------------   --------------
  Net cash used in operating activities ......          (5,723)          (5,723)
                                                --------------   --------------

FINANCING ACTIVITIES

  Common stock issued for cash ...............          12,000           21,000
                                                --------------   --------------
  Net cash provided by financing activities ..          12,000           21,000
                                                --------------   --------------


INCREASE IN CASH AND CASH EQUIVALENTS ........           6,277           15,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 9,000               --
                                                --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...  $       15,277   $       15,277
                                                ==============   ==============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense .........................  $           --   $           --
                                                ==============   ==============
    Income taxes .............................  $           --   $           --
                                                ==============   ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended December 31, 2011, respectively along with the period March 16, 2011 (date of inception) to December 31, 2011.

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011.

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

Property
--------

The Company does not own any real estate or other properties. The Company's office is located at 5020 Woodland Drive, Placerville, CA, 95667.

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

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

As of December 31, 2011, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of December 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of December 31, 2011, the Company has $3,365 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 16, 2011 (inception) to December 31, 2011. As of December 31, 2011, the Company has federal net operating loss carry forwards of approximately $8,627 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on December 31, 2011 and the tax provision attributable to loss before income taxes is as follows:

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

                                                      For the period
                                                      March 16, 2011
                                                   (inception) through
                                                    December 31, 2011
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

As of December 31, 2011, the Company had estimated net loss carry forwards of approximately $8,627 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of December 31, 2011, the Company has 10,000,000 Preferred Shares authorized, with none issued nor outstanding.

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

On August 30, 2011, the Company sold 1,200,000 shares of common stock to 24 accredited investors for $12,000.

As of September 30, 2011, there were 500,000,000 Common Shares authorized with a $0.0001 par value and 10,200,000 are issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2011, the sole officer and sole director of the Company was involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                 FANSPORT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

NOTE 6. GOING CONCERN

As of December 31, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 16, 2011 (date of inception) through December 31, 2011 the Company has had a net loss of $8,627 consisting of SEC audit and review fees, state taxes, incorporation fees for the Company to initiate its SEC reporting requirements, and general working capital needs.

As of December 31, 2011, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of December 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to December 31, 2011 through January 20, 2011, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the three quarters of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On April 27, 2011 the Company filed a Registration Form S-1. The registration statement has not been declared effective as of June 30, 2011. Over the last three month period, the Company was focused on product research and development, timelines, and general business operations.

Results of Operations

The Company did not generate any revenue during the three months ended December 31, 2011.

Total expenses the three (3) months ending December 31, 2011 were $2,960 resulting in an operating loss for the period of $2,960. Professional fees were $600 and $2,360 in general and administration expenses. Basic net loss per share amounting to $.0001 for the three (3) months ending December 31, 2011.

Liquidity and Capital Resources
-------------------------------

At December 31, 2011 we had working capital of $12,373 consisting of cash on hand of $15,277,and $2,904 in current liabilities as compared to working capital of $5,900 at March 31, 2011 and cash of $9,000.

Net cash used in operating activities for the nine months ended December 31, 2011 was $5,723 as compared to $0 for the period from inception on March 16, 2011 through March 31, 2011.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

                                        Dated: January 24, 2012