Form 10-Q/A
period 2011-12-31
Fansport, Inc.
filed 2012-01-25
CIK 1518171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1
(Mark One)

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

                                EXPLANATORY NOTE
                                ----------------

The sole purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 ("Form 10-Q") is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant's Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on January 24, 2012. The Interactive Data Files were truncated during the submission of the original Form 10-Q on January 24, 2012.

ITEM 6.  EXHIBITS.

31.1* Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2* Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1* Section 1350 Certification of principal executive officer and principal financial and accounting officer

101**    Interactive Data Files of Financial Statements and Notes.

*  Previous filed with the original Form 10-Q on January 24, 2012.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

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

                                        Dated: January 25, 2012