Form 10-K
period 2012-03-31
Fansport, Inc.
filed 2012-06-07
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-173745

FanSport, Inc.

(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5020 Woodland Drive, Placerville, CA	95667
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     530-748-7112

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of March 31, 2012.

As of March 31, 2012, there were 10,200,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

ii

TABLE OF CONTENTS

Part I		Page No.

Item 1.	Description of Business.	1

Item 1A	Risk Factors.	3

Item 1B	Unresolved Staff Comments.	7

Item 2.	Description of Property.	7

Item 3.	Legal Proceedings.	7

Item 4.	Submission of Matters to a Vote of Security Holders.	8

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.	8

Item 6.	Selected Financial Data.	9

Item 7.	Management’s Discussion and Analysis or Plan of Operations.	9

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 8	Financial Statements.	14

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	14

Item 9A.	Controls and Procedures.	14

Item 9B.	Other Information.	15

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.	10

Item 11.	Executive Compensation.	18

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	20

Item 13.	Certain Relationships and Related Transactions.	20

Item 14.	Principal Accountant Fees and Services.	21

Part IV

Item 15.	Exhibits.	21

Signatures		22

iii

PART I

ITEM 1.	BUSINESS.

Corporate Background

General

FanSport Inc., is a development stage company that was incorporated on March 16, 2011 and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.  According to eMarketer.com, there are 62 million Internet users that will play a social game this year, which equates to 27% of the online audience. The advertising market is expected to grow over 20% annually through 2012.

FanSport plans to provide a unique way to track your fantasy sports leagues via a mobile application. The Company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The software will also allow customizable scoring systems, live scoring, flexible sortable stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device. This growing market provides a significant opportunity for FanSport.

FanSport, Inc. is in the early stage of developing its business. The Company does not have any products, customers and has not generated any revenues. The Company must complete the business plan, develop the product and attract customers before it can start generating revenues.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

Our business and registered office is located at 5020 Woodland Drive, Placerville, CA 95667, our telephone number is 530-748-7112.

On March 16, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On August 30, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April  27, 2011(file no. 333-172647, the Company filed a Registration Form S-1 and also filed S-1/A Amendments on July 8, 2011, July 28, and August 10, 2011 with the SEC. The registration statement was declared effective on August 12, 2011.

As of March 31, 2012, FanSport, Inc. had raised $21,000 through the sale of its common stock. There is $11,522 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On March 16, 2011, Ms. Kristin Cleland, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of March 31. FanSport, Inc. will provide a unique way to track your fantasy sports leagues via a mobile application.

The Company has not yet implemented its business model and to date has generated no revenues.

FanSport, Inc.. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Description of our Products and Services

The Company plans to start product development after the business plan is completed and the Company is able to secure the additional financing required for the product development. Provided that the capital is secured, the Company plans up to twelve (12) months to complete the products and then will start selling its products to generate revenues. At this time, the Company has not developed any products.

FanSport will be an integrated application that automatically takes the design of your fantasy league in regards to draft approach, scoring, playoffs, etc. and pre-configures an interactive league. The participants will log on to the application and enter their own personalized league. They will be able to draft their players, get constant real time updates on scoring and standings. They will be able to make transactions and view roster trends and player profiles for their league all on the their mobile device.

FanSport will provide ready-to-run reports and easy customizable reports.

FanSport will be developed in stages. The first stage will go after the fantasy football market which represents 85% of the fantasy sports players. The second stage will add the baseball component and the third stage will add the other fringe sports. The first, second and third stage are expected to be completed in nine (9), twelve(12) and fifteen (15) months respectively after product development starts.

The Company believes there are two primary uncertainties in our product development schedule, capital and qualified developers. The Company must secure the necessary capital and thereafter, must recruit qualified programmers to develop the products.

Competition

The social gaming advertising market is a competitive market. There are large organizations like Google, Facebook, Bing, and Amazon that market advertising to a variety of companies. In addition, there are more specialized companies that market advertising specifically geared toward sport oriented social games. These companies include ESPN, Fantasy Headquarters, Fantasy Sports Central, and Rotodoc. This second group will be our primary competition as we are only focused on sport oriented gaming advertising.

The Company believes that sports oriented fantasy applications that will be develop will be able to effectively compete due to the application functionality, the rich user interface, and the overall simplicity in the ease of use. FSPT believes that few competitors currently provide these capabilities and characteristics to the consumers in the sports oriented social gaming industry.

FSPT believes the barriers to entry for the industry in which we plan to operate include: (i) timeframe and costs to develop commercially robust, feature-rich sports oriented games on mobile devices, (ii) customized real-time solutions to attract consumers, and (iii) the simplicity of the application which in turn drives the overall consumer experience.

Although the Company believes that it will offer a compelling value proposition to differentiate itself from competitors, the Company will face competitive challenges because the Company has not developed the product, does not have any revenues, and lacks the necessary capital to fund operations. The Company must overcome these challenges to be successful in the marketplace.

Employees and Employment Agreements

We currently have one employee, our executive officer, Ms. Kristin Cleland who is responsible for the primary operation of our business. There are no formal employment agreements between the Company and our current employee. The loss of Ms. Kristin Cleland’s services would have a material adverse and catastrophic impact on our business operations, which should be considered a high risk of investment.

The Company does not currently owe Ms. Kristin Cleland any money as of the date of this registration statement, as Ms. Kristin Cleland’s monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for which he has received founders stock. Future contributions by Ms. Kristin Cleland to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 5020 Woodland Drive, Placerville, CA 95667.

ITEM 1A.	RISK FACTORS.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF FANSPORT, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending March 31, 2012 and dated June 1, 2012 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to FanSport, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the March 31, 2012 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

ALTHOUGH WE PLAN TO OFFER THE SECURITIES FROM THIS OFFERING, THERE IS NO GUARANTEE THAT WE WILL COMMENCE THE OFFERING AND IF WE DO, THE PROCEEDS MAY BE INSUFFICIENT TO FUND OPERATIONS.

The Company plans to offer the securities from this offering, however there is no guarantee that the Company will be able to sell the securities. And even if the Company does offer the securities, there are no guarantees that the proceeds from the offering will be sufficient to fund our planned operations.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At March 31, 2011, we had $11,522 cash on-hand and our stockholder’s equity was $11,522 and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect negative cash flow for the foreseeable future as we incur operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

THE COMPANY IS SUBJECT TO THE 15(D) REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934 WHICH DOES NOT REQUIRE A COMPANY TO FILE ALL THE SAME REPORTS AND INFORMATION AS A FULLY REPORTING COMPANY.

The Company is subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. The Company is required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the Company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our Company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

THE SOCIAL GAMING SOFTWARE MARKET IS A FRAGMENTED MARKET AMONG ADVERTISERS, VIRTUAL GOODS PROVIDERS AND LEAD GENERATION OFFERS. THE COMPANY MUST DEVELOP A STRONG BRAND TO GENERATE REVENUES. IF THE COMPANY IS NOT ABLE TO ESTABLISH A STRONG BRAND AND POSITION IN THE MARKET, THE COMPANY WILL NOT BE ABLE TO GENERATE THE REVENUE TO BECOME PROFITABLE. IF THE COMPANY DOESN’T GAIN THIS MARKET POSITION, WE FACE A HIGH RISK OF BUSINESS FAILURE.

According to eMarketeer.com, the social gaming market was $856 million in 2010 and is expected to grow to $1.3 billion by 2012. The social gaming market is driven by brand and in turn virtual goods. The Company must develop unconventional social gaming applications to create a strong brand. The brand will drive a position in the market and if successful, will help the Company generate revenues. If the Company does not establish itself in this market, the Company will not be able to generate sales and operating results will be negatively impacted and our business could fail.

THE SOCIAL GAMING ADVERTISING MARKET IS SMALL, BUT GROWING QUICKLY. IF THE ADVERTISING MARKET DOES NOT DEVELOP INTO A BROADER MARKET WITH GREATER REVENUE POTENTIAL, THE COMPANY WILL HAVE A SMALLER BUSINESS OPPORTUNITY AND WE COULD FACE A HIGH RISK OF BUSINESS FAILURE.

According to eMarketeer.com, the social gaming advertising market will grow as a percentage of U.S. social gaming revenue from 14.1% to 20.5% or $271 million in 2012. The social gaming advertising market is small and the opportunity may not materialize or advertisers may choose to spend advertising budgets in different capacities. Therefore, the Company must pay particular attention to the market conditions and growth to ensure the opportunity continues to materialize. As noted above, the Company must develop unconventional social gaming applications to drive users which in turn will attract advertisers. If the Company is not successful with these efforts the Company will not be able to generate revenues and operating results will be negatively impacted and our business could fail.

FANSPORT MAY BE UNABLE TO MANAGE ITS FUTURE GROWTH. IF THE COMPANY CAN NOT SUCCESSFULLY MANAGE THE GROWTH, THE COMPANY MAY RUN OUT OF MONEY AND FAIL.

Any extraordinary growth may place a significant strain on management, finance, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on the Company’s financial condition or the results of its operations.

AS OUR BUSINESS GROWS, WE WILL NEED TO ATTRACT ADDITIONAL MANAGERIAL EMPLOYEES WHICH WE MIGHT NOT BE ABLE TO DO.

We have one officer and director, Ms. Kristen Cleland, the President and sole director. In order to grow and implement our business plan, we would need to add managerial talent in sales, technical, and finance to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

THE COMPANY’S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HER TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Ms. Kristen Cleland, our sole officer and director, has other business interests and currently devotes approximately 20-30 hours per week to our operations. She currently works at Sage Software, Inc., an applications software company. In addition, the Company is entirely dependent on the efforts of its sole officer and director, therefore her departure could have a materially adverse effect on the business. Her industry and technical expertise are critical to the success of the business. The loss of this resource would have a significant impact on our business. The Company does not maintain key person life insurance on its sole officer and director.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 88.2% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HER DECISIONS ARE CONTRARY TO THEIR INTERESTS

The Company’s sole officer and director, Ms. Kristen Cleland, owns 88.2% of the outstanding shares and will own no less than 75% after this offering is completed. For example, if 50% of the offering is sold, Ms. Cleland will retain 85.7% of the shares outstanding. As a result, she will maintain control of the Company and be able to choose all of the Company’s directors. Her interests may differ from those of other stockholders. Factors that could cause her interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and her ability to continue to manage the business given the amount of time she is able to devote to the Company.

In addition, Ms. Cleland is involved in other business activities. Currently, she is an employee of Sage Software, Inc., an application software company. Sage Software provides business application software and doesn’t compete with any product offering from the Company. These other activities may present a conflict of interest with the Company. For example, a potential conflict could be the allocation of Ms. Cleland’s time between the Company vs. Sage Software. If such conflict arises, Ms. Cleland will honor her responsibilities at Sage first, then will tend to the Company’s responsibilities. This requirement is not in the best interests of the Company’s shareholders. If such situation occurs, this may materially impact the Company and the value of your investment.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISH PROFITABLE RELATIONSHIPS WITH CUSTOMERS AND GENERATE REVENUES, THE BUSINESS WILL FAIL.

Because there may be a substantial delay between the completion of this offering, and creating a proof-of-concept we can use to attract customers, it may take us longer to generate revenues. If the Company’s efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and if Ms. Kristen Cleland does not fund the Company, the business will fail.

WE WILL RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR PRODUCTS AND SERVICES AND IF WE FAIL TO DEVELOP, MAINTAIN OR ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED.

Our ability to provide our products to consumers depends significantly on our ability to develop, maintain or enhance our strategic relationships with distribution partners to access these potential customers. In the beginning of operations, there will be a marketing challenge for FSPT. The Company and identity will be newly formed therefore, the Company will be relatively unknown in the marketplace. Therefore, FSPT won’t benefit from immediate name recognition.

THE COMPANY MAY RETAIN INDEPENDENT CONTRACTORS OR CONSULTANTS DUE TO CAPITAL CONSTRAINTS TO HELP GROW THE BUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT.

The Company’s management may decide due to economic reasons to retain independent contractors to provide services to the Company. Those independent individuals have no fiduciary duty to the shareholders of the Company and may not perform as expected.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH CURRENT AND FUTURE COMPETITORS.

FanSport, Inc. has two types of competitors. The first type is online internet advertising competitors (ex. Yahoo, Google, Facebook) that advertise across industry and sector. The second type is advertising companies that focus specifically on the sports advertising market like ESPN, Fantasy Headquarters, Fantasy Sports Central, and Rotodoc. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all.

In addition to established competitors both general and sports specific, there is ease of market entry for other advertising companies that choose to compete with us. Competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the sports-fantasy advertising market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

BECAUSE THE COMPANY HAS 510,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, of which only 10,200,000 common shares are currently issued and outstanding. The Company also has 10,000,000 shares of preferred stock authorized, none of which is outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation growth and expansion of our business. Therefore, the only way to liquidate your investment is to sell your stock.

THE FAILURE TO COMPLY WITH THE INTERNAL CONTROL EVALUATION AND CERTIFICATION REQUIREMENTS OF SECTION 404 OF SARBANES-OXLEY ACT COULD HARM OUR OPERATIONS AND OUR ABILITY TO COMPLY WITH OUR PERIODIC REPORTING OBLIGATIONS.

Our Company is subject to portions of the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002, however we are not required to evaluate the effectiveness of our internal controls over financial reporting until we file our second annual report. In addition, so long as we are a smaller reporting company, we will not be required to obtain or provide a report from our independent auditor regarding the effectiveness of our controls and procedures over financial reporting.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

SINCE WE DO NOT HAVE AN ESCROW OR TRUST ACCOUNT WITH SUBSCRIPTIONS FOR INVESTORS, IF WE FILE FOR OR ARE FORCED INTO BANKRUPTCY PROTECTION, THEY WILL LOSE THE ENTIRE INVESTMENT

Invested funds for this offering will not be placed in an escrow or trust account and if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. As such, you will lose your investment and your funds will be used to pay creditors.

BLUE SKY LAWS MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES. IF THE STATE LAWS ARE NOT FOLLOWED, YOU WILL NOT BE ABLE TO SELL YOUR SHARES

State Blue Sky laws may limit resale of the Shares. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.

Accordingly, even if we are successful in having the Shares available for quoting on the OTC Bulletin Board, investors should consider any secondary market for the Company’s securities to be limited. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a “manual exemption”. This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they recognize securities manuals’ but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

OUR COMMON STOCK WILL BE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are  suitable for that person and the person has sufficient knowledge and  experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE PRICE OF OUR SHARES OF COMMON STOCK IN THE FUTURE MAY BE VOLATILE.

If a market develops for our Common Stock, of which no assurances can be given, the market price of our Common Stock will likely be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to: additions or departures of key personnel; sales of our Common Stock; new technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; economic and quarter to quarter fluctuations in our financial results. Because we have a very limited operating history with limited to no revenues to date, you may consider any one of these factors to be material.

INVESTING IN THE COMPANY IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT

Purchasing the offered shares is highly speculative and involves significant risk. The offered shares should not be purchased by any person who cannot afford to lose their entire investment. The business and marketing plan of the Company is not completed, and it is possible that we would be unable to finish it. The Company’s shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

The company does not own any real estate or other properties. The company’s office is located 5020 Woodland Drive, Placerville, CA 95667 which is the sole officer’s residence. This office space is made available to us at no charge.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ended March 31, 2012, there has not been any matter, which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol FSPT. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2012
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of March 31, 2012, there are 10,200,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock, which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of March 31, 2012, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Philadelphia Stock Transfer, Co.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

FanSport Inc., is a development stage company that was incorporated on March 16, 2011 and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

FanSport plans to provide a unique way to track your fantasy sports leagues via a mobile application. The Company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The software will also allow customizable scoring systems, live scoring, flexible sortable stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device. This growing market provides a significant opportunity for FanSport.

On March 16, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On August 30, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April  27, 2011(file no. 333-172647, the Company filed a Registration Form S-1 and also filed S-1/A Amendments on July 8, 2011, July 28, and August 10, 2011 with the SEC. The registration statement was declared effective on August 12, 2011.

As of March 31, 2012, FanSport, Inc. had raised $21,000 through the sale of its common stock. There is $11,522 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of FanSport, Inc. for the year ended March 31, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for fiscal year ending 2012 or 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $3,278 from $3,100 for the year ended March 31, 2011 to $6,378 for the year ended March 31, 2012. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

None.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $6,378 for the year ended March 31, 2012 compared to a net loss of 3,100 for the year ended March 31, 2011.

FanSport, Inc. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects cash assets in the amount of $11,522 as compared to $9,000 in cash for the period from March 16, 2011 (inception) to March 31, 2011. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $6,378 for the year ended March 31, 2012 as compared to net loss of $3,100 for the period from January 11, 2011 (inception) to March 31, 2011. During the period from March 16, 2011 (inception) to March 31, 2012, the Company’s balance sheet reflected an accumulated deficit of $9,478.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on August 30, 2011. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end March 31, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Kristin Cleland, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $9,478 as of March 31, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended March 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012 or 2011, respectively.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

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

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

The Company has filed all income tax returns since inception.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments after we start generating revenue.

Tangible and Intangible Asset Impairment

After we have any tangible or intangible assets on our balance sheet, we will review those long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below).

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to GAAP.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to our history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition and technical advances; dependence on the market for digital advertising; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting Company.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s  financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the registrant’s two most recent fiscal years, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of March 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9.B	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE.

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Kristin Cleland	27	President and Director

Kristin Cleland has served as our President, Chief Executive Officer and our director since March 16, 2011.

Ms. Cleland, our President and sole Director, has over 6 years of marketing and software design and programming experience. She started in May 2006 and is currently working at Sage Software, an applications development company. She has designed and programmed inventory management systems, integrated software for various application protocols, interfaces disparate accounting software systems, and customized reporting. Previously, she was a purchasing manager for Lawson Medical from January 2001 through May 2006.

Ms. Cleland is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•

the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•

developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Kristin Cleland, 5020 Woodland Drive, Placerville, CA, 95667 Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

ITEM 11.	EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended March 31, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Kristin Cleland President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on March 16, 2011.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of March 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended March 31, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Kristin Cleland, President	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2012, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kristin Cleland* 5020 Woodland Drive, Placerville, CA 95667	9,000,000 shares Secretary, Treasurer, Director	88.2%

Common Stock	All officers and directors as a group	9,000,000	88.2%

* Ms. Cleland serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2012 and March 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	March 31, 2012	March 31, 2011

(i) Audit Fees	$5,400	$3,100

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,400	$3,100

Audit Fees. The aggregate fees billed in each of the years ended March 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,400 and $3,100 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended March 31, 2012 and 2011.

Tax Fees. For the year ended March 31, 2012 and 2011, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FanSport, Inc.

June 6, 2012	By:	/s/ Kristin Cleland
	Its:	Kristin Cleland Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kristin Cleland	June 6, 2012
Kristin Cleland
Its:	Principal Executive Officer, President and a Director

By:	/s/ Kristin Cleland	June 6, 2012
Kristin Cleland
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of FanSport, Inc. required to be included in Items 8 and 15 are listed below:

FanSport, Inc.

Audited Financial Statements for the years ended March 31, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FanSport, Inc.

We have audited the accompanying balance sheet FanSport, Inc. (a development stage company) as of March 31, 2012 and the related statement of operations, stockholders’ deficit and cash flows for the period from March 16, 2011 (date of inception) through March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FanSport, Inc. for the year ended March 31, 2012 and for the period March 16, 2011 (date of inception) through March 31, 2012, in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZS Consulting Group LLP

Melville, New York

June 1, 2012

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zmscpas.com

FanSport, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	March 31,	March 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$11,522	$9,000
Accounts receivable
Total current assets	11,522	9,000

TOTAL ASSETS	$11,522	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$0	$3,100
Total liabilities	0	3,100

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
10,000,000 preferred shares, $0.0001 par value and 500,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
10,200,000 common shares at March 31, 2012 and 9,000,000 common shares at March 31, 2011	1,020	900
Additional paid-in capital	19,980	8,100
Deficit accumulated during the development stage	(9,478)	(3,100)
Total Stockholders’ Equity (Deficiency)	11,522	5,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,522	$9,000

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
	Twelve	Twelve	from Inception
	Months	Months	March 16,
	Ended	Ended	2011 to
	March 31,	March 31,	March 31,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$4,159	$100	$4,259
Professional Fees	2,219	3,000	5,219
	6,378	3,100	9,478

Loss Before Income Taxes	$(6,378)	$(3,100)	$(9,478)

Provision for Income Taxes	—	—	—

Net Loss	$(6,378)	$(3,100)	$(9,478)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,700,274	9,000,000	9,672,632

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From March 16, 2011 (Inception) to March 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - March 16, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on March 16, 2011	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(3,100)	(3,100)
				—
Balance - March 31, 2011	9,000,000	900	8,100	(3,100)	5,900

Loss for the quarter ended June, 2011	—	—	—	(612)	(612)

Balance - June 30, 2011	9,000,000	900	8,100	(3,712)	5,288

Common shares issued for cash at $0.01 per share (par value $0.0001) on August 30, 2011	1,200,000	120	11,880	—	12,000

Net (loss)	—	—	—	(1,955)	(1,955)
				.
Balance - September 30, 2011	10,200,000	1,020	19,980	(5,667)	15,333

Loss for the quarter ended December, 2011	—	—	—	(2,960)	(2,960)

Balance - December 31, 2011	10,200,000	1,020	19,980	(8,627)	12,373

Loss for the quarter ended March, 2012	—	—	—	(851)	(851)

Balance - March 31, 2012	10,200,000	1,020	19,980	(9,478)	11,522

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	Year	Year	March 16,
	Ended	Ended	2011 to
	March 31,	March 31,	March 31,
	2012	2011	2012

OPERATING ACTIVITIES

Net Loss	$(6,378)	$(3,100)	$(9,478)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(3,100)	3,100	—
accounts receivable	—	—	—
Net cash used in operating activities	(9,478)	—	(9,478)

FINANCING ACTIVITIES

Common stock issued for cash	12,000	9,000	21,000
Net cash provided by financing activities	12,000	9,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	2,522	9,000	11,522

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,000	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,522	$9,000	$11,522

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2012)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

FanSport Inc., is a development stage company that was incorporated in March 16, 2011 and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

FanSport plans to provide a unique way to track your fantasy sports leagues via a mobile application. The Company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The social gaming mobile applications will also allow customizable scoring systems, live scoring, flexible sortable stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012 or 2011, respectively.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2012)

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

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

Revenue and Cost Recognition

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

Property

The Company does not own any real estate or other properties. The Company’s office is located 5020 Woodland Drive, Placerville, CA 95667. Our contact number is 530-748-7112. The business office is located at the home of Kristin Cleland, the CEO of the Company, at no charge to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at March 31, 2012 and 2011, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At March 31, 2012, the Company had estimated net loss carry forwards of approximately $9,478, which expires through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2012)

NOTE 4.	STOCKHOLDERS’ EQUITY

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding March 31, 2012 and 2011, respectively.

Common Stock

On March 16, 2011, the Company issued 9,000,000 of its $0.0001 par value common stock at $0.001 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On August 30, 2011, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

There are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares and 9,000,000 shares issued and outstanding March 31, 2012 and 2011, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through March 31, 2012 the Company has had a net loss of $9,478. As of March 31, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2012)

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities, effective July 1, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to GAAP.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2012)

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2012 was below the FDIC insurance threshold.

NOTE 9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through June 1, 2012, the date which the financial statements were available to be issued, and no such events have occurred.