Form 10-Q
period 2012-12-31
Fansport, Inc.
filed 2013-02-06
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of January 25, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FanSport, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	December 31,
	2012	March 31,
	Unaudited	2012

CURRENT ASSETS
Cash and cash equivalents	$2,421	$11,522
Total current assets	2,421	11,522

TOTAL ASSETS	$2,421	$11,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$—	$—
Total liabilities	—	—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, 10,000,000 authorized.
Common shares, $0.0001 par value, 500,000,000 authorized, 10,200,000 Issued and outstanding at December 31, 2012 and March 31, 2012.	1,020	1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(18,579)	(9,478)
Total Stockholders’ Equity	2,421	11,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,421	$11,522

FanSport, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	March 16,
	Ended	Ended	Ended	Ended	2011 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and Administrative	212	2,360	4,101	3,308	8,360
Professional Fees	750	600	5,000	2,219	10,219
	962	2,960	9,101	5,527	18,579

Loss Before Income Taxes	(962)	(2,960)	(9,101)	(5,527)	(18,579)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(962)	$(2,960)	$(9,101)	$(5,527)	$(18,579)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	10,200,000	10,200,000	10,200,000	9,536,727	9,894,046

FanSport, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period
			from Inception
	Nine Months	Nine Months	March 16,
	Ended	Ended	2011 to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$(9,101)	$(5,527)	$(18,579)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	—	(196)	—
Net cash used in operating activities	(9,101)	(5,723)	(18,579)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	—	12,000	21,000
Net cash provided by financing activities	—	12,000	21,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,101)	6,277	2,421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,522	9,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,421	$15,277	$2,421

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

FanSport, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

FanSport, Inc.(the “Company”) is a development stage company that was incorporated in the state of Florida on March 16, 2011 and intends to develop and provide a social gaming mobile application for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended December 31, 2012, respectively along with the period March 16, 2011 (date of inception) to December 31, 2012.

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

Earnings (Loss) per Share

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

FanSport, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012.

Advertising

The Company will expense advertising as incurred. There has been no advertising expense since inception.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

FanSport, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

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

As of December 31, 2012, the Company has $7,246 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 16, 2012 (inception) to December 31, 2012. As of December 31, 2012, the Company has federal net operating loss carry forwards of approximately $18,579 available to offset future taxable income through 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.  The difference between the tax provision at the statutory federal income tax rate on December 31, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
March 16, 2011
(Date of Inception)
through
December 31, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has not been required to file income tax returns since the date of inception.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2012, the Company has 10,000,000 preferred shares authorized, with none issued or outstanding.

Common Stock

On March 16, 2011, the Company issued 9,000,000 shares of its $0.0001 par value common stock for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On August 31, 2011, the Company sold 1,200,000 shares of common stock to 24 investors for a total price of $12,000.

FanSport, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2012, the sole officer and sole director of the Company was involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of December 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 16, 2011 (date of inception) through December 31, 2012 the Company has incurred a net loss of $18,579 consisting of SEC audit and review fees, state taxes, incorporation fees for the Company to initiate its SEC reporting requirements, and general working capital needs.

As of December 31, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts presented in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of December 31, 2012.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to December 31, 2012 through January 28, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the third quarter of the fiscal year 2013, the Company continued to conduct research on the market analysis.  The Company commenced a product development as a proto-type.  The Company also completed their financial projections for 2013 and 2014.

The Company did not generate any revenue during the three or nine months ended December 31, 2012.

Total expenses for the three (3) months ending December 31, 2012 were $962 resulting in an operating loss for the period of $962 compared to an operating loss of $2,960 for the three (3) months ending December 31, 2011. The decrease in expenses was due to lower cost of XBRL filing fees. Professional fees were $750 and $212 in general and administration expenses. Basic net loss per share amounting to $.0001 for the three (3) months ending December 31, 2012.

Total expenses for the nine (9) months ending December 31, 2012 were $9,101 resulting in an operating loss for the period of $9,101 compared to an operating loss of $5,527 for the nine (9) months ending December 31, 2011. The increase in expenses was due to the audit, SEC and XBRL filings.  Professional fees were $5,000 and $4,101 in general and administration expenses.  Basic net loss per share amounting to $.001 for the nine (9) months ending December 31, 2012.

Liquidity and Capital Resources

At December 31, 2012 we had working capital of $2,421 consisting of cash on hand of $2,421 and $0 in current liabilities as compared to working capital of $11,522 and $11,522 of cash at March 31, 2012.

Net cash used in operating activities for the nine months ended December 31, 2012 was $9,101 as compared to $5,723 for the nine months ended December 31, 2011.  The increase use of cash was due to the Company’s annual audit, XBRL and SEC filings.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

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

Dated: February 6, 2013