Form 10-K
period 2013-03-31
Fansport, Inc.
filed 2013-06-03
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2013

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of March 31, 2013.

As of May 29, 2013, there were 204,000,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

ii

iii

PART I

ITEM 1.	BUSINESS.

Corporate Background

General

FanSport Inc., is a development stage company that was incorporated on March 16, 2011 and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.  According to eMarketer.com, there are 62 million Internet users that will play a social game this year, which equates to 27% of the online audience. The advertising market is expected to grow over 20% annually through 2013.

FanSport plans to provide a unique way to track your fantasy sports leagues via a mobile application. The Company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The software will also allow customizable scoring systems, live scoring, flexible sort able stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device. This growing market provides a significant opportunity for FanSport.

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

On March 16, 2011, a total of 180,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On August 30, 2011, the Company sold 24,000,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April  27, 2011(file no. 333-172647, the Company filed a Registration Form S-1 and also filed S-1/A Amendments on July 8, 2011, July 28, and August 10, 2011 with the SEC. The registration statement was declared effective on August 12, 2011.

On January 31, 2013, the Board of Directors of FanSport, Inc. approved Articles of Amendment to our Articles of Incorporation which will affect a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split will be distributed to all shareholders of record on February 25, 2013. No cash will be paid or distributed as a result of the forward stock split and no fractional shares will be issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share. There will be no change in the par value of our common stock.

As of March 31, 2013, FanSport, Inc. had raised $21,000 through the sale of its common stock. There is $2,470 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

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

FanSport will be an integrated application that automatically takes the design of your fantasy league in regards to draft approach, scoring, playoffs, etc. and pre-configues an interactive league. The participants will log on to the application and enter their own personalized league. They will be able to draft their players, get constant real time updates on scoring and standings. They will be able to make transactions and view roster trends and player profiles for their league all on the their mobile device.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF FANSPORT, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending March 31, 2013 and dated May 29, 2013 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to FanSport, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the March 31, 2013 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At March 31, 2013, we had $2,470 cash on-hand and our stockholder’s equity was $2,470 and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect negative cash flow for the foreseeable future as we incur operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

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

According to eMarketeer.com, the social gaming market was $856 million in 2010 and is expected to grow to $1.7 billion by 2015. The social gaming market is driven by brand and in turn virtual goods. The Company must develop unconventional social gaming applications to create a strong brand. The brand will drive a position in the market and if successful, will help the Company generate revenues. If the Company does not establish itself in this market, the Company will not be able to generate sales and operating results will be negatively impacted and our business could fail.

THE SOCIAL GAMING ADVERTISING MARKET IS SMALL, BUT GROWING QUICKLY. IF THE ADVERTISING MARKET DOES NOT DEVELOP INTO A BROADER MARKET WITH GREATER REVENUE POTENTIAL, THE COMPANY WILL HAVE A SMALLER BUSINESS OPPORTUNITY AND WE COULD FACE A HIGH RISK OF BUSINESS FAILURE.

According to eMarketeer.com, the social gaming advertising market will grow as a percentage of U.S. social gaming revenue from 14.1% to 20.5% or $271 million in 2013. The social gaming advertising market is small and the opportunity may not materialize or advertisers may choose to spend advertising budgets in different capacities. Therefore, the Company must pay particular attention to the market conditions and growth to ensure the opportunity continues to materialize. As noted above, the Company must develop unconventional social gaming applications to drive users which in turn will attract advertisers. If the Company is not successful with these efforts the Company will not be able to generate revenues and operating results will be negatively impacted and our business could fail.

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

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 100% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HER DECISIONS ARE CONTRARY TO THEIR INTERESTS

The Company’s sole officer and director, Ms. Kristen Cleland, owns 88% of the outstanding shares.  As a result, she will maintain control of the Company and be able to choose all of the Company’s directors. Her interests may differ from those of other stockholders. Factors that could cause her interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and her ability to continue to manage the business given the amount of time she is able to devote to the Company.

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

BECAUSE THE COMPANY HAS 510,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, of which only 204,000,000 common shares are currently issued and outstanding. The Company also has 10,000,000 shares of preferred stock authorized, none of which is outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

During the period ended March 31, 2013, there has not been any matter, which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol BLFL. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2013
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of March 31, 2013, there are 204,000,000 shares of Common Stock outstanding.

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

Shareholders

As of March 31, 2013, there are 26 stockholders of record.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2013.

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

FanSport plans to provide a unique way to track your fantasy sports leagues via a mobile application. The Company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The software will also allow customizable scoring systems, live scoring, flexible sort able stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device. This growing market provides a significant opportunity for FanSport.

On March 16, 2011, a total of 180,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On August 30, 2011, the Company sold 24,000,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April  27, 2011(file no. 333-172647, the Company filed a Registration Form S-1 and also filed S-1/A Amendments on July 8, 2011, July 28, and August 10, 2011 with the SEC. The registration statement was declared effective on August 12, 2011.

On January 31, 2013, the Board of Directors of FanSport, Inc. approved Articles of Amendment to our Articles of Incorporation which will affect a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split will be distributed to all shareholders of record on February 25, 2013. No cash will be paid or distributed as a result of the forward stock split and no fractional shares will be issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share. There will be no change in the par value of our common stock.

As of March 31, 2013, FanSport, Inc. had raised $21,000 through the sale of its common stock. There is $2,470 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of FanSport, Inc. for the year ended March 31, 2013 and 2012. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for fiscal year ending 2013 or 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $10,266 from $6,378 for the year ended March 31, 2012 to $16,644 for the year ended March 31, 2013. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

The Company incurred interest expense of $35 on its Note Payable.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $16,644 for the year ended March 31, 2013 compared to a net loss of 6,378 for the year ended March 31, 2012.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2013 reflects cash assets in the amount of $2,470 as compared to $11,522 in cash for the period ended March 31, 2012. Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. The Company has raised additional capital of $4,000 through a note payable.  This note is payable on demand and accrues interest at 5% per annum.  The Company had no revenues and incurred a net loss of $16,644 for the year ended March 31, 2013 as compared to net loss of $6,378 for the period ended March 31, 2012. During the period from March 16, 2011 (inception) to March 31, 2013, the Company’s balance sheet reflected an accumulated deficit of $26,122.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end March 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Kristin Cleland, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $26,122 as of March 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended March 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013 or 2012, respectively.

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

As of March 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE.

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

Name	Age	Position
Kristin Cleland	28	President and Director

Kristin Cleland has served as our President, Chief Executive Officer and our director since March 16, 2011.

Ms. Cleland, our President and sole Director, has over 7 years of marketing and software design and programming experience. She started in May 2006 and is currently working at Sage Software, an applications development company. She has designed and programmed inventory management systems, integrated software for various application protocols, interfaces disparate accounting software systems, and customized reporting. Previously, she was a purchasing manager for Lawson Medical from January 2001 through May 2006.

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

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended March 31, 2013 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Kristin Cleland President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

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

Long-Term Incentive Plans.

As of March 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended March 31, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2013, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kristin Cleland* 5020 Woodland Drive, Placerville, CA 95667	180,000,000 shares Secretary, Treasurer, Director	88.2%

Common Stock	All officers and directors as a group	180,000,000	88.2%

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

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2013 and March 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	March 31, 2013	March 31, 2012

(i) Audit Fees	$5,750	$5,400

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,750	$5,400

Audit Fees. The aggregate fees billed in each of the years ended March 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,750 and $5,400 for 2013 and 2012 respectively

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended March 31, 2013 and 2012.

Tax Fees. For the year ended March 31, 2013 and 2012, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

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

FanSport, Inc.

June 3, 2013	By:	/s/ Kristin Cleland
	Its:	Kristin Cleland Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kristin Cleland	June 3, 2013
Kristin Cleland
Its:	Principal Executive Officer, President and a Director

By:	/s/ Kristin Cleland	June 3, 2013
Kristin Cleland
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of FanSport, Inc. required to be included in Items 8 and 15 are listed below:

FanSport, Inc.

Audited Financial Statements for the years ended March 31, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FanSport, Inc.

We have audited the accompanying balance sheets of FanSport, Inc. (a development stage company) as of March 31, 2013 and March 31, 2012 and the related statement of operations, stockholders’ deficit and cash flows for the years ended March 31, 2013 and March 31, 2012, and for the period March 16, 2011 (date of inception) through March 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FanSport, Inc. for the years ended March 31, 2013 and March 31, 2012, and for the period March 16, 2011 (date of inception) through March 31, 2013, in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZBS Group LLP

Melville, New York

May 29, 2013

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zmscpas.com

FanSport, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	March 31,	March 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$2,470	$11,522
Total current assets	2,470	11,522

TOTAL ASSETS	$2,470	$11,522

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Notes payable	$4,000	$—
Accounts payable and accrued expenses	3,592	—
Total liabilities	7,592	—

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, None issued or outstanding at March 31, 2013
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 204,000,000 shares issued and outstanding at March 31, 2013, and March 31, 2012 respectively	20,400	20,400
Additional paid-in capital	600	600
Deficit accumulated during the development stage	(26,122)	(9,478)
Total Stockholders’ Deficiency	(5,122)	11,522

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,470	$11,522

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	Year	Year	March 16,
	Ended	Ended	2011 to
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General and administrative	$8,209	$4,159	$12,468
Professional fees	8,435	2,219	13,654
	16,644	6,378	26,122

Loss Before Income Taxes	$(16,644)	$(6,378)	$(26,122)

Provision for Income Taxes	—	—	—

Net Loss	$(16,644)	$(6,378)	$(26,122)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	204,000,000	194,005,479	198,620,134

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From March 16, 2011 (Inception) to March 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - March 16, 2011	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00005 per share (par value $0.0001) on March 16, 2011	180,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(3,100)	(3,100)
				—
Balance - March 31, 2011	180,000,000	900	8,100	(3,100)	5,900

Common shares issued for cash at $0.0005 per share (par value $0.0001) on August 30, 2011	24,000,000	120	11,880	—	12,000

Loss for the year ended March, 2012	—	—	—	(6,378)	(6,378)

Balance - March 31, 2012	204,000,000	1,020	19,980	(9,478)	11,522

20:1 Stock split - February 25, 2013	—	19,380	(19,380)	—	—

Loss for the year ended March, 2013	—	—	—	(16,644)	(16,644)

Balance - March 31, 2013	204,000,000	20,400	600	(26,122)	(5,122)

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	Year	Year	March 16,
	Ended	Ended	2011 to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(16,644)	$(6,378)	$(26,122)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,592	(3,100)	3,592
Accounts receivable	—	—	—
Net cash used in operating activities	(13,052)	(9,478)	(22,530)

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable	4,000	—	4,000
Common stock issued for cash	—	12,000	21,000
Net cash provided by financing activities	4,000	12,000	25,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,052)	2,522	2,470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,522	9,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,470	$11,522	$2,470

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2013)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

FanSport Inc., (the “Company”) is a development stage company that was incorporated in March 16, 2011 and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

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

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  The Company’s fiscal year end is March 31.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013 or 2011, respectively.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2013)

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

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

Recent Authoritative Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the company.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at March 31, 2013 and 2012, leaving a balance of $0 for both periods. The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended March 31, 2013, the Company recognized no interest and penalties.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2013)

The Company has filed all income tax returns since inception. All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At March 31, 2013, the Company had estimated net loss carry forwards of approximately $26,122, which expires through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.	NOTE PAYABLE

The Company issued notes payable on January 17, 2013 and February 6, 2013 in the amount of $2,000 each to one investor. The notes both bear interest at 5% and are payable on demand.

NOTE 5.	STOCKHOLDERS’ EQUITY

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding March 31, 2013 and 2012, respectively.

Common Stock

On March 16, 2011, the Company issued 180,000,000 of its $0.0001 par value common stock at $0.00005 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On August 30, 2011, the Company issued 24,000,000 common shares at $0.0005 per share yielding net proceeds of $12,000.

On January 31, 2013, the Board of Directors of FanSport, Inc. approved Articles of Amendment to our Articles of Incorporation which will affect a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split will be distributed to all shareholders of record on February 25, 2013. No cash will be paid or distributed as a result of the forward stock split and no fractional shares will be issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share. There will be no change in the par value of our common stock.

There are 500,000,000 Common Shares at $0.0001 par value authorized with 204,000,000 shares issued and outstanding on both March 31, 2013 and 2012.

NOTE 6.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

FanSport, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2013)

NOTE 7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through March 31, 2013 the Company has had a net loss of $26,122. As of March 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2013 was below the FDIC insurance threshold.

NOTE 9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through May 29, 2013, the date which the financial statements were available to be issued, and no such events have occurred.