Form 10-Q
period 2013-06-30
Fansport, Inc.
filed 2013-08-19
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54828
FANSPORT, INC.
(Exact name of registrant as specified in its charter)
Florida				45-0966109
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Suite 1802, 18th Floor, Chinachem Exchange Square 1 Hoi Wan Street Quarry Bay, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
852-2110-9493
(Registrant’s telephone number, including area code)
N/A
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

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
100,900,000 common shares issued and outstanding as of August 19, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                               3

Item 1.       Financial Statements                                                                                                                        3

Item 2.       Management Discussion and Analysis of Financial Condition and Results of Operation                               5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.                                                                  9

Item 4.       Controls and Procedures                                                                                                                  9

PART II - OTHER INFORMATION                                                                                                                     9

Item 1.       Legal Proceedings                                                                                                                          9

Item 1A.    Risk Factors.                                                                                                                                 9

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                   9

Item 3.       Defaults Upon Senior Securities                                                                                                        9

Item 4.       Mine Safety Disclosures                                                                                                                  9

Item 5.       Other Information                                                                                                                          10

Item 6.       Exhibits                                                                                                                                        10

SIGNATURES                                                                                                                                                11

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim consolidated financial statements of FanSport, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

FANSPORT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

(Unaudited)

Balance Sheets ........................................................................................................................................................................... F–1

Statements of Operations.......................................................................................................................................................... F–2

Statements of Stockholders’ Deficit........................................................................................................................................ F–3

Statements of Cash Flows......................................................................................................................................................... F–4

Notes to Financial Statements.................................................................................................................................................. F–5

FANSPORT, INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	June 30,	March 31,
	2013	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,476	$ 2,470

TOTAL CURRENT ASSETS	2,476	2,470

TOTAL ASSETS	$ 2,476	$ 2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Note payable	$ 4,000	$ 4,000
Accounts payable and accrued liabilities	6,142	3,592

TOTAL LIABILITIES	10,142	7,592

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
Authorized
10,000,000 preferred shares, $0.0001 par value,
Issued and outstanding
Nil preferred shares (March 31, 2013 – Nil)
Capital stock
Authorized
500,000,000 common shares, $0.0001 par value,
Issued and outstanding
100,900,000 common shares (March 31, 2013 – 204,000,000)	10,090	20,400
Additional paid-in capital	10,910	600
Deficit accumulated during the development stage	(28,666)	(26,122)

TOTAL STOCKHOLDERS’ DEFICIENCY	(7,666)	(5,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFIENCY	$ 2,476	$ 2,470

The accompanying notes are an integral part of these unaudited financial statements

FANSPORT, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three months ended June 30,	Three months ended June 30,	March 16, 2011 (Inception) to June 30,
	2013	2012	2013

Revenues	$ -	$ -	$ -

Operating expenses
General and administrative	$ 44	$ 1,580	$ 12,512
Professional fees	2,500	3,500	16,154

Loss before income taxes	$ (2,544)	$ (5,080)	$ (28,666)

Provision for income taxes	-	-	-

Net loss	$ (2,544)	$ (5,080)	$ (28,666)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	201,734,066	10,200,000

The accompanying notes are an integral part of these unaudited financial statements

FANSPORT, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - March 16, 2011	-	$ -	$ -	$ -	$ -
Common shares issued to Founder for cash at $0.00005 per share (par value $0.0001) on March 16, 2011	180,000,000	900	8,100	-	9,000
Net loss	-	-	-	(3,100)	(3,100)
Balance, March 31, 2011	180,000,000	900	8,100	(3,100)	5,900
Common shares issued for cash at $0.0005 per share (par value $0.0001) on August 30, 2011	24,000,000	120	11,880	-	12,000
Net loss	-	-	-	(6,378)	(6,378)
Balance, March 31, 2012	204,000,000	1,020	19,980	(9,478)	11,522
20:1 Stock split – February 25, 2013		19,380	(19,380)	-	-
Net loss	-	-	-	(16,644)	(16,644)
Balance, March 31, 2013	204,000,000	20,400	600	(26,122)	(5,122)
Common shares cancelled – June 28, 2013	(103,100,000)	(10,310)	10,310	-	-
Net loss	-	-	-	(2,544)	(2,544)
Balance, June 30, 2013	100,900,000	$ 10,090	$ 10,910	$ (28,666)	$ (7,666)

The accompanying notes are an integral part of these unaudited financial statements

FANSPORT, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Three months ended June 30,	Three months ended June 30,	March 16, 2011 (Inception) to June 30,
	2013	2012	2013

Operating Activities
Net loss	$ (2,544)	$ (5,080)	$ (28,666)
Changes in working capital:
Accounts payable and accrued liabilities	2,550	-	6,142

Net cash provided by (used in) operating activities	6	(5,080)	(22,524)

Financing Activities
Note payable	-	-	4,000
Common shares issued for cash	-	-	21,000

Net cash provided by financing activities	-	-	25,000

Net Changes in Cash	6	(5,080)	2,476

Cash and cash equivalents at Beginning of Period	2,470	11,522	-

Cash and cash equivalents at End of Period	$ 2,476	$ 6,442	$ 2,476

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

FANSPORT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)
(Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

FanSport Inc., (the “Company”) is a development stage company that was incorporated on March 16, 2011 and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. FanSport will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

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

FANSPORT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013 or March 31, 2013, respectively.

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

FANSPORT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - Continued

Property

The Company does not own any real estate or other properties. The Company’s office is located STE 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, K3 00000. Our contact number is 852-3100-0566.

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at June 30, 2013, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at June 30, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the period ended June 30, 2013, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At June 30, 2013, the Company had estimated net loss carry forwards of approximately $28,666, which expires through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.  NOTE PAYABLE

The Company issued notes payable on January 17, 2013 and February 6, 2013 in the amount of $2,000 each to one investor. The notes both bear interest at 5% and are payable on demand.

FANSPORT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)
(Unaudited)

NOTE 5.  STOCKHOLDERS’ EQUITY

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2013 and March 31, 2013 respectively.

Common Stock

On March 16, 2011, the Company issued 180,000,000 of its $0.0001 par value common stock at $0.001 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the former and sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

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

On June 28, 2013, the sole officer and director cancelled 103,100,000 common shares which were returned to treasury.

There are 500,000,000 Common Shares at $0.0001 par value authorized with 100,900,000 shares issued and outstanding at June 30, 2013 (March 31, 2013 - 204,000,000).

FANSPORT, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)
(Unaudited)

NOTE 6.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through June 30, 2013 the Company has had a net loss of $28,666. As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2013 was below the FDIC insurance threshold.

NOTE 9 SUBSEQUENT EVENTS

On June 17, 2013, the Company’s Board of Directors approved, subject to receiving the approval of a majority of the shareholders of common stock, an amendment to the Articles of Incorporation to change the Company’s name from “Fansport, Inc.” to “Media Analytics Corporation”. To effect the name change the Company will file a Certificate of Amendment to our Articles of Incorporation with the Florida Secretary of State. Concurrently with filing the Certificate of Amendment with the Florida Secretary of State, the Company plans to notify the Financial Industry Regulatory Authority ("FINRA") of the proposed name change and to work with FINRA to obtain a new trading symbol for the Company’s common stock.

Shareholder approval for the name change was obtained by written consent of holders of 76,000,000 shares of common stock, representing approximately 75% of our issued and outstanding shares of common stock. The change in the Company’s name will not become effective until not less than twenty (20) days have passed after the Information Statement is first mailed to shareholders of common stock, the appropriate filings have been made with the Florida Secretary of State and until the name change is processed by FINRA.

The Company has evaluated subsequent events through August 15, 2013, the date which the financial statements were available to be issued, and no such events other than the disclosure above have occurred.

Item 2.           Management Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean FanSport, Inc., a Florida corporation, unless otherwise indicated.

Corporate Overview

We are a development stage company that was incorporated on March 16, 2011 and intend to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. We will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.  According to eMarketer.com, there are 62 million Internet users that will play a social game this year, which equates to 27% of the online audience. The advertising market is expected to grow over 20% annually through 2013.

On January 31, 2013, our board of directors approved a 20 for one forward stock split of our issued and outstanding common stock. As disclosed in the Information Statement on Schedule 14C as filed with the SEC on February 12, 2013, on February 11, 2013 our majority shareholder consented to this action. In conjunction therewith, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, which became effective on February 27, 2013.

The forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 25, 2013. Our trading symbol is “FPNC”.

On June 28, 2013, Stephen Wong, our sole director and officer, acquired a total 76,000,000 shares of our company’s common stock from Kristin Cleland, our company’s former director and officer, in a private transaction for an aggregate total cost of $300,000 to be paid within 75 days. In addition, as a condition of the acquisition, Ms. Cleland has cancelled 103,100,000 shares, which are to be returned to treasury. Mr. Wong’s 76,000,000 shares amount to approximately 75% of our company’s currently issued and outstanding common stock, after giving effect to the related share cancellation.

Our Current Business

We plan to provide a unique way to track fantasy sports leagues via a mobile application. Our company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The software will also allow customizable scoring systems, live scoring, flexible sort able stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device. This growing market provides a significant opportunity for our company.

We are in the early stage of developing our business. Our company does not have any products, customers and has not generated any revenues. We must complete the business plan, develop the product and attract customers before our company can start generating revenues.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

Our business and registered office is located at Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong, our telephone number is 852-2110-9493.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2013 and 2012.

Expenses

Our operating results for the three months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended
	June 30,
	2013	2012
General and administrative expenses	$44	$1,580
Professional fees	$2,500	$3,500
Net Loss	$(2,544)	$(5,080)

Total expenses for the three months ending June 30, 2013 were $2,544 resulting in a net loss for the period of $2,544 compared to a net loss of $5,080 for the three months ending June 30, 2012. The decrease in expenses was due to a decrease in general and administrative expenses and professional fees. Basic net loss per share amounted to $0.00 for the three months ending June 30, 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	March 31,
	2013	2013
Current Assets	$2,476	$2,470
Current Liabilities	$10,142	$3,592
Working Capital (deficit)	$(7,666)	$(1,122)

Cash Flows

		Three Months		Three Months
		Ended		Ended
		June 30,		June 30,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$6		$(5,080)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During the Period		$6		$(5,080)

At June 30, 2013 we had working capital deficit of $7,666 consisting of cash on hand of $2,476 and $10,142 in current liabilities as compared to working capital deficit of $1,122 with $2,470 of cash on hand and $7,592 in current liabilities at March 31, 2013.

Net cash provided by operating activities for the three months ended June 30, 2013 was $6 as compared to net cash used in operating activities of $5,089 for the three months ended June 30, 2012.  The increase use of cash was due to .

Going Concern

Our financial statements for the three month period ended June 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We not generated revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Accounting Basis

Our company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  Our company’s fiscal year end is March 31.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

Our company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013 or March 31, 2013, respectively.

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

Recent Accounting Pronouncements

Our company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of our company.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.        Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Effective June 7, 2013, Kristin Cleland resigned as president and sole director of our company. Ms. Cleland’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Concurrently, Stephen Wong consented to and was appointed as the chief executive officer, chief financial officer, secretary, treasurer, president and sole director of our company to fill the vacancy of Ms. Cleland’s resignation

Item 6.           Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
3.2	By-Laws (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FANSPORT, INC.

Date: August 19, 2013	/s/ Wong Hui Chung
Wong Hui Chung
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)