Form 10-Q
period 2013-09-30
Media Analytics Corp
filed 2013-11-19
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54828
MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)
Florida				45-0966109
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street Quarry Bay, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
852-3100-0566
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
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
100,900,000 common shares issued and outstanding as of November 13, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                          3

Item 1.       Financial Statements                                                                                                                                   3

Item 2.       Management Discussion and Analysis of Financial Condition and Results of Operation                                          5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.                                                                            10

Item 4.       Controls and Procedures                                                                                                                            10

PART II - OTHER INFORMATION                                                                                                                               10

Item 1.       Legal Proceedings                                                                                                                                    10

Item 1A     Risk Factors                                                                                                                                            10

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                             10

Item 3.       Defaults Upon Senior Securities                                                                                                                  11

Item 4.       Mine Safety Disclosures                                                                                                                            11

Item 5.       Other Information                                                                                                                                     11

Item 6.       Exhibits                                                                                                                                                   12

SIGNATURES                                                                                                                                                           13

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim consolidated financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Balance Sheets ........................................................................................................................................................................... F–1

Statements of Operations.......................................................................................................................................................... F–2

Statements of Cash Flows......................................................................................................................................................... F–3

Notes to Financial Statements.................................................................................................................................................. F–4

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	September 30,	March 31,
	2013 (unaudited)	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,476	$ 2,470

TOTAL ASSETS	$ 2,476	$ 2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note payable	$ 4,000	$ 4,000
Accounts payable and accrued expenses	11,980	3,592

TOTAL LIABILITIES	15,980	7,592

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding	-	-
Common stock, $0.0001 par value 500,000,000 shares authorized 100,900,000 and 204,000,000 shares issued and outstanding At September 30, 2013 and March 31, 2013, respectively	10,090	20,400
Additional paid-in capital	10,910	600
Deficit accumulated during the development stage	(34,504)	(26,122)

TOTAL STOCKHOLDERS’ DEFICIT	(13,504)	(5,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,476	$ 2,470

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended September 30,	Three months ended September 30,	Six months ended September 30,	Six months ended September 30,	March 16, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013

Revenues	$ - -	$ - -	$ - -	$ - -	$ - -

Operating expenses
General and administrative	$ 50	$ 2,309	$ 94	$ 3,889	$ 12,562
License fees	3,288	-	3,288	-	3,288
Professional fees	2,500	750	5,000	4,250	18,654

Total Operating Expenses	(5,838)	(3,059)	(8,382)	(8,139)	(34,504)

Net loss	$ (5,838)	$ (3,059)	$ (8,382)	$ (8,139)	$ (34,504)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	100,900,000	204,000,000	151,041,530	204,000,000

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,	Six months ended September 30,	March 16, 2011 (Inception) to September 30,
	2013	2012	2013

Cash Flows From Operating Activities
Net loss	$ (8,382)	$ (8,139)	$ (34,504)
Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	8,388	-	11,980

Net cash provided by (used in) operating activities	6	(8,139)	(22,524)

Cash Flows From Financing Activities
Proceeds from note payable	-	-	4,000
Common shares issued for cash	-	-	21,000

Net cash provided by financing activities	-	-	25,000

Increase (decrease) in cash and cash equivalents	6	(8,139)	2,476

Cash and cash equivalents at Beginning of Period	2,470	11,522	-

Cash and cash equivalents at End of Period	$ 2,476	$ 3,383	$ 2,476

Supplemental Disclosures of Cash Flow Information

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the “Company”) is a development stage company that was incorporated on March 16, 2011, and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

The Company plans to provide a unique way to track your fantasy sports leagues via a mobile application. The Company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The social gaming mobile applications will also allow customizable scoring systems, live scoring, flexible sort able stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated real time. Finally their platform will allow the participants to make adjustments to their roster via their mobile device.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2013 or March 31, 2013, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.

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

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property

The Company does not own any real estate or other property. The Company’s office is located at STE 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, K3 00000, Hong Kong. Our contact number is 852-3100-0566.

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at September 30, 2013, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the six months ended September 30, 2013, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At September 30, 2013, the Company had net loss carry forwards of $34,504, which expire through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.  NOTE PAYABLE

The Company issued notes payable on January 17, 2013 and February 6, 2013 in the amount of $2,000 each to one investor. The notes both bear interest at 5% and are payable on demand.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 5.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at September 30, 2013 and March 31, 2013, respectively.

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

On January 31, 2013, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which will affect a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split will be distributed to all shareholders of record on February 25, 2013. No cash will be paid or distributed as a result of the forward stock split and no fractional shares will be issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share. There will be no change in the par value of our common stock.

On June 28, 2013, the sole officer and director cancelled 103,100,000 common shares which were returned to treasury.

There are 500,000,000 common shares at $0.0001 parvalue authorized with 100,900,000 and 204,000,000 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through September 30, 2013 the Company has had a net loss of $34,504. As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at September 30, 2013 was below the FDIC insurance threshold.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 9. COMMITMENT

On September 11, 2013, the Company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein the Company will have the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for a initial period of two years and for successive periods of one year each upon mutual agreement. Pursuant to the terms of the licensing agreement the Company shall pay to Social Media Broadcasts the following license fees:

(a)     an initial non-refundable fixed fee of US$300,000 payable in installments over 3 years;

(b)     an annual technical support fee of US$60,000; and

(c)     a 20% royalty payment on all sales of Klarity.

The Company’s social media tools and solutions will enable advertisers, publishers and agencies in the U.S. and U.K. markets to gather deep social intelligence, generate true engagement and simplify promotional management. The Company’s current offering as a result of the license agreement, Klarity, is a comprehensive and robust social analytics dashboard available. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for Western marketers to gain insights into the social behavior of Asian consumers.

As of September 30, 2013, $3,288 was accrued for a portion of the annual licensing fees of $60,000.

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

Corporate Overview

We are a development stage company incorporated on March 16, 2011 and intend to develop and provide social gaming mobile applications for fantasy sports enthusiasts. We will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone. According to eMarketer.com, there are 62 million Internet users that will play a social game this year, which equates to 27% of the online audience. The advertising market is expected to grow over 20% annually through 2013.

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

On June 17, 2013, our board of directors and a majority of our stockholders approved a change of name of our company from FanSport, Inc. to Media Analytics Corporation. Articles of Amendment to Articles of Incorporation were filed with the Florida Secretary of State on August 28, 2013, with an effective date of September 3, 2013.

The name change was approved by the Financial Industry Regulatory Authority (FINRA) and became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 3, 2013 under the symbol “MEDA”. Our CUSIP number is 584393102.

On June 28, 2013, Hui Chung (Stephen) Wong, our sole director and officer, acquired a total 76,000,000 shares of our company’s common stock from Kristin Cleland, our company’s former director and officer, in a private transaction for an aggregate total cost of $300,000 to be paid within 75 days. In addition, as a condition of the acquisition, Ms. Cleland has cancelled 103,100,000 shares, which are to be returned to treasury. Mr. Wong’s 76,000,000 shares amount to approximately 75% of our company’s currently issued and outstanding common stock, after giving effect to the related share cancellation.

Our business and registered office is located at Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong, our telephone number is 852-3100-0566.

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

On September 11, 2013, our company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein our company will have the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for a period of two years. Pursuant to the terms of the licensing agreement our company shall pay to Social Media Broadcasts the following license fees:

(a)           an initial non-refundable fixed fee of US$300,000;

(b)           an annual technical support fee of US$120,000; and

(c)           a 30% royalty payment on all sales of Klarity.

Our company’s social media tools and solutions will enable advertisers, publishers and agencies in the U.S. and U.K. markets to gather deep social intelligence, generate true engagement and simplify promotional management. The company’s current offering as a result of the license agreement, Klarity, is a comprehensive and robust social analytics dashboard available. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for Western marketers to gain insights into the social behavior of Asian consumers.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2013 and 2012.

Expenses

Our operating results for the three and six months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2013	2012		2013		2012
General and administrative expenses	$50		$2,309	$94		$3,889
License fees	$3,288	$	Nil	$3,288	$	Nil
Professional fees	$2,500		$750	$5,000		$4,250
Net Loss	$(5,838)		$(3,059)	$(8,382)		$(8,139)

Total expenses for the three months ending September 30, 2013 were $5,838 resulting in a net loss for the period of $5,838 compared to a net loss of $3,059 for the three months ending September 30, 2012. The increase in expenses was due to an increase in license fees and professional fees. Total expenses for the six months ending September 30, 2013 were $8,382 resulting in a net loss for the period of $8,382 compared to a net loss of $8,139 for the six months ending September 30, 2012. The increase in expenses was due to an increase in license fees and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three and six months ending September 30, 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	March 31,
	2013	2013
Current Assets	$2,476	$2,470
Current Liabilities	$15,980	$7,592
Working Capital (deficit)	$(13,504)	$(5,122)

Cash Flows

		Six Months		Six Months
		Ended		Ended
		September 30,		September 30,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$6		$(8,139)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During the Period		$6		$(8,139)

At September 30, 2013 we had working capital deficit of $13,504 consisting of cash on hand of $2,476 and $15,980 in current liabilities as compared to working capital deficit of $5,122 with $2,470 of cash on hand and $7,592 in current liabilities at March 31, 2013.

Net cash provided by operating activities for the six months ended September 30, 2013 was $6 as compared to net cash used in operating activities of $8,139 for the six months ended September 30, 2012. The increase of cash provided by operating activities was due to a net loss of $5,094 offset by an increase of accounts payable and accrued liabilities of $5,100.

Going Concern

Our financial statements for the six month period ended September 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

Our company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2013 or March 31, 2013, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

Our company will expense advertising as incurred. The advertising since inception has been $0.

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

Revenue and Cost Recognition

Our company has no current source of revenue; therefore our company has not yet adopted any policy regarding the recognition of revenue or cost.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over our company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Our company has these relationships.

Property

Our company does not own any real estate or other property. Our company’s office is located at STE 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, K3 00000, Hong Kong. Our contact number is 852-3100-0566.

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

Item 1A         Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
3.2	By-Laws (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)
3.4	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
(10)	Material Contracts
10.1	Licensing Agreement dated September 11, 2013 between our company and Social Media Broadcasts (SMB) Limited (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2013)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

MEDIA ANALYTICS CORPORATION

Date: November 19, 2013	/s/ Hui Chung (Stephen) Wong
Hui Chung (Stephen) Wong
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)