Form 10-Q
period 2013-12-31
Media Analytics Corp
filed 2014-03-13
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54828
MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)
Florida				45-0966109
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street Quarry Bay, Hong Kong				N/A
(Address of principal executive offices)				(Zip Code)
852-3468-6003
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

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
100,900,000 common shares issued and outstanding as of March 11, 2014.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

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

Notes to Financial Statements........................................................................................................................................ F–4 – F-9

MEDIA ANALYTICS CORPORATION (Formerly FanSport, Inc.) (A Development Stage Company) BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,476	$2,470

TOTAL ASSETS	$2,476	$2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,200	$3,592
Note payable	4,000	4,000
Due to related party	22,715	-

TOTAL LIABILITIES	65,915	7,592

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding	-	-

Common stock, $0.0001 par value 500,000,000 shares authorized 100,900,000 and 204,000,000 shares issued and outstanding At December 31, 2013 and March 31, 2013, respectively	10,090	20,400

Additional paid-in capital	10,910	600
Deficit accumulated during the development stage	(84,439)	(26,122)

TOTAL STOCKHOLDERS’ DEFICIT	(63,439)	(5,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,476	$2,470

The accompanying notes are an integral part of these unaudited financial statements.

MEDIA ANALYTICS CORPORATION (Formerly FanSport, Inc.) (A Development Stage Company) STATEMENT OF OPERATIONS (Unaudited)
					March 16,
	Three months	Three months	Nine months	Nine months	2011
	ended	ended	ended	ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Filing fees	$2,675	$-	$2,675	$-	$2,675
General and administrative	51	212	145	4,101	12,613
Investor relations	16,155	-	16,155	-	16,155
License fees	15,123	-	18,411	-	18,411
Transfer agent fees	2,087	-	2,087	-	2,087
Professional fees	13,844	750	18,844	5,000	32,498

Total Operating Expenses	49,935	962	58,317	9,101	84,439

Net loss	$(49,935)	$(962)	$(58,317)	$(9,101)	$(84,439)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number

of shares outstanding - basic and diluted	100,900,000	10,200,000	134,266,909	10,200,000

The accompanying notes are an integral part of these unaudited financial statements.

MEDIA ANALYTICS CORPORATION (Formerly FanSport, Inc.) (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)

			March 16,
	Nine months	Nine months	2011
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash Flows From Operating Activities
Net loss	$(58,317)	$(9,101)	$(84,439)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	35,608		39,200

Net cash provided by (used in) operating activities	(22,709)	(9,101)	(45,239)

Cash Flows From Financing Activities
Proceeds from note payable	-	-	4,000
Common shares issued for cash	-	-	21,000
Proceeds from related party	22,715	-	22,715

Net cash provided by financing activities	22,715	-	47,715

Increase (decrease) in cash and cash equivalents	6	(9,101)	2,476

Cash and cash equivalents at Beginning of Period	2,470	11,522	-

Cash and cash equivalents at End of Period	$2,476	$2,421	$2,476

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

                                                                               (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

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

December 31, 2013

(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2013 or March 31, 2013, respectively.

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

December 31, 2013

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at December 31, 2013, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the nine months ended December 31, 2013, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At December 31, 2013, the Company had net loss carry forwards of $84,439, which expire through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4.  NOTE PAYABLE

The Company issued notes payable on January 17, 2013 and February 6, 2013 in the amount of $2,000 each to one investor. The notes both bear interest at 5% and are payable on demand.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

                                                                               (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

NOTE 5.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2013and March 31, 2013, respectively.

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

There are 500,000,000 common shares at $0.0001 par value authorized with 100,900,000 and 204,000,000 shares issued and outstanding at December 31, 2013and March 31, 2013, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Amount due to related party of $22,715 at December 31, 2013, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through December 31, 2013 the Company has had a net loss of $84,439. As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

                                                                               (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2013 was below the FDIC insurance threshold.

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

As of December 31, 2013, $18,411 was accrued for a portion of the annual licensing fees of $60,000.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Media Analytics Corporation, a Florida corporation, unless otherwise indicated.

Corporate Overview

We are a development stage company incorporated on March 16, 2011 and intend to develop and provide social gaming mobile applications for fantasy sports enthusiasts. We will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone. According to eMarketer.com, there are 62 million Internet users that will play a social game this year, which equates to 27% of the online audience. The advertising market is expected to grow over 20% annually through 2014.

On January 31, 2013, our board of directors approved a 20 for 1 forward stock split of our issued and outstanding common stock. As disclosed in the Information Statement on Schedule 14C as filed with the SEC on February 12, 2013, on February 11, 2013, our majority shareholder consented to this action. In conjunction therewith, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida, which became effective on February 27, 2013. The forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 25, 2013.

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

On June 28, 2013, Hiu Chung (Stephen) Wong, our sole director and officer, acquired a total 76,000,000 shares of our company’s common stock from Kristin Cleland, our company’s former director and officer, in a private transaction for an aggregate total cost of $300,000. In addition, as a condition of the acquisition, Ms. Cleland has cancelled 103,100,000 shares, which are to be returned to treasury. Mr. Wong’s 76,000,000 shares amount to approximately 75% of our company’s currently issued and outstanding common stock, after giving effect to the related share cancellation.

Our business and registered office is located at Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong, our telephone number is 852-3100-0566.

Our Current Business

We plan to provide a unique way to track fantasy sports leagues via a mobile application. Our company’s products will allow the participant to load all of their leagues on their phone. This will allow them to perform their initial draft via their mobile device. The software will also allow customizable scoring systems, live scoring, flexible sortable stats and many more options so that participants can customize the league to fit their own desires. Once the league begins they will be able to track their scoring in real time and the standings will be updated in real time. Finally our platform will allow the participants to make adjustments to their roster via their mobile device. This growing market provides a significant opportunity for our company.

We are in the early stage of developing our business. Our company does not have any products or customers and has not generated any revenues. We must complete the business plan, develop the product and attract customers before our company can start generating revenues.

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

On September 17, 2013, our company and Social Media amended the terms of the licensing agreement with the following changes:

(a)     an initial non-refundable fixed fee of US$300,000, which has been negotiated to be payable in installments over a 3-year period against technical deliverables by Social Media to our company;

(b)     an annual technical support fee of US$60,000, which includes product customization, enhancements and upgrades, as well as client technical support and servicing; and

(c)     a 20% royalty payment on all sales of Klarity Analytic Dashboard.

Our company’s social media tools and solutions will enable advertisers, publishers and agencies in the United States and United Kingdom markets to gather deep social intelligence, generate true engagement and simplify promotional management. The company’s current offering as a result of the license agreement, Klarity, is a comprehensive and robust social analytics dashboard available. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for Western marketers to gain insights into the social behavior of Asian consumers.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2013 and 2012.

Expenses

Our operating results for the three and nine months ended December 31, 2013 and 2012 are summarized as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012		2013		2012
Filing fees	$2,675	$	Nil	$2,676	$	Nil
General and administrative expenses	$51		$212	$145		$4,101
Investor relations	$16,155	$	Nil	$16,155	$	Nil
License fees	$15,123	$	Nil	$18,411	$	Nil
Transfer agent fees	$2,087	$	Nil	$2,087	$	Nil
Professional fees	$13,844		$750	$18,844		$5,000
Net Loss	$(49,935)		$(962)	$(58,317)		$(9,101)

Total expenses for the three months ending December 31, 2013 were $49,935 resulting in a net loss for the period of $49,935 compared to a net loss of $962 for the three months ending December 31, 2012. The increase in expenses was due to increases in filing fees, investor relations, license fees, transfer agent fees and professional fees. Total expenses for the nine months ending December 31, 2013 were $58,317 resulting in a net loss for the period of $58,317 compared to a net loss of $9,101 for the nine months ending December 31, 2012. The increase in expenses was due to increases in filing fees, investor relations, license fees, transfer agent fees and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three and nine months ending December 31, 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	March 31,
	2013	2013
Current Assets	$2,476	$2,470
Current Liabilities	$65,915	$7,592
Working Capital (deficit)	$(63,439)	$(5,122)

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		December 31,		December 31,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$(22,709)		$(9,101)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$22,715	$	Nil
Net Increase (Decrease) in Cash During the Period		$6		$(9,101)

At December 31, 2013, we had a working capital deficit of $63,439 consisting of cash on hand of $2,476 and $65,915 in current liabilities as compared to a working capital deficit of $5,122 with $2,470 of cash on hand and $7,592 in current liabilities at March 31, 2013.

Net cash used in operating activities for the nine months ended December 31, 2013 was $22,709 as compared to net cash used in operating activities of $9,101 for the nine months ended December 31, 2012. The increase of cash used in operating activities was due to increases in accounts payable and accrued expenses.

Going Concern

Our financial statements for the nine month period ended December 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2013 or March 31, 2013, respectively.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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
10.2

Amendment to Licensing Agreement dated September 17, 2013 between our company and Social Media Broadcasts (SMB) Limited (incorporated by reference to our Amended Current Report on Form 8-K/A filed on November 6, 2013)

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

MEDIA ANALYTICS CORPORATION

Date: March 12, 2014	/s/ Hiu Chung (Stephen) Wong
Hiu Chung (Stephen) Wong
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)