Form 10-K
period 2014-03-31
Media Analytics Corp
filed 2014-08-05
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-54828

MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	852-3468-6003

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2013 was $375,750 based on a $0.4175 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
100,000,000 common shares as of July 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, and “our company”, Media Analytics Corporation, a Florida corporation, unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Florida on March 16, 2011 under the name FanSport, Inc. We are a development stage company.  Our company's social media tools and solutions enable advertisers, publishers and agencies in the North American and United Kingdom (including the Republic of Ireland) markets to gather deep social intelligence, generate true engagement and simplify promotional management. Our company is the official reseller of Klarity for the U.S. and U.K. markets. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

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

On June 28, 2013, Hiu Chung (Stephen) Wong, our sole director and officer, acquired a total 76,000,000 shares of our company’s common stock from Kristin Cleland, our company’s former director and officer, in a private transaction for an aggregate total cost of $300,000. In addition, as a condition of the acquisition, Ms. Cleland cancelled 103,100,000 shares. Mr. Wong’s 76,000,000 shares amounted to approximately 75% of our company’s then issued and outstanding common stock, after giving effect to the related share cancellation.

Our business and registered office is located at Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong, our telephone number is 852-3468-6003.

Our Current Business

We plan to introduce the Klarity Analytical Dashboard to the North American and United Kingdom marketplaces, where we have the exclusive license and reselling agreement.  This will allow users to have access to in depth insights into western and Asian social behaviour.  We are also looking to develop relationships with other analytical technology providers to provide an entire suite of marketing solutions to our clients.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

On September 11, 2013, our company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein our company will have the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for a period of two years. Pursuant to the terms of the licensing agreement our company was required to pay to Social Media the following license fees:

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

Our company’s social media tools and solutions will enable advertisers, publishers and agencies in the North American and United Kingdom markets to gather deep social intelligence, generate true engagement and simplify promotional management. Having the license to the Klarity Analytic Dashboard, which is a comprehensive and robust social analytics dashboard, will enable us to deliver detailed comparative metrics from the widest range of social platforms, and will provide the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

Description of our Products and Services

Our company provides social media tools and solutions for advertisers, publishers, and agencies in North America and the United Kingdom. It offers the Klarity Analytic Dashboard, a social analytics dashboard that provides detailed comparative metrics from various social platforms, and insights into the social behavior of Asian consumers. Our company also operates as an aggregator of media and mobile technologies allowing advertisers, publishers, and agencies to leverage social medias to create data driven strategies and digital marketing initiatives. Our tools and solutions focus on providing analytical data and promotional management. In addition, our company offers an integrated solution by streamlining the workflow and making social publishing simple; various social media integrated applications that engage, monitor, and measure promotional events.

Markets

Our company’s social media tools and solutions will enable advertisers, publishers and agencies in Canadian, United States and the United Kingdom (including the Republic of Ireland) markets to gather deep social intelligence, generate true engagement and simplify promotional management. Having the license to the Klarity Analytic Dashboard, which is a comprehensive and robust social analytics dashboard, will enable us to deliver detailed comparative metrics from the widest range of social platforms, and will provide the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

Competition

There are a number of companies providing analytical tools and social solutions in the market.  Some of the competitors are large companies who can supply analytical tools and social solutions which can be used and tailored for the social media industry, and some have specialized analytical tools.

Many of the analytical companies with which we compete for financing and consumers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on developing their data analysis systems. This advantage could enable our competitors to develop a more competitive, more attractive data analysis systems. Such competition could adversely impact our ability to attain the financing necessary for us to further market and distribute our analytic dashboard.

In the face of competition, we may not be successful in marketing and distributing our analytic dashboard. Despite this, we hope to compete successfully in the data analysis industry by focusing on the competitive advantages of the Klarity Analytic Dashboard and efficiently marketing to our target customer base.

Our company's advantage is the partnership with SMB and the exclusive license for the Klarity Analytic Dashboard in North America and the United Kingdom.  Klarity is developed by SMB and focuses on gather deep competitive social insights from western and Asian social platforms.  For brands and marketers to gain a complete global picture, they cannot ignore the Asian marketplace.  Klarity allows these users to gain the edge over their competitors.  Our company is also looking to add other proprietary technologies to its offerings to provide a one-stop marketing solution to its clientele.

Government Regulation

We are not aware of any government regulations which would have a significant impact on our operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees and Employment Agreements

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business and development programs.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements during the last two fiscal years.

Subsidiaries

We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.        Risk Factors

Risks Related to our Overall Business Operations

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $79,197 and $16,644 for the fiscal years ended March 31, 2014 and 2013, respectively. As a result, at March 31, 2014, we had an accumulated deficit of $105,319 and a total stockholders’ deficit of $82,760. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our social media tools. We may not be able to successfully commercialize our social media tools or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended March 31, 2014 and 2013, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 9 to our consolidated financial statements for the year ended March 31, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our company may be unable to manage its future growth. If our company cannot successfully manage the growth, our company may run out of money and fail.

Any extraordinary growth may place a significant strain on management, finance, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on our company’s financial condition or the results of its operations.

As our business grows, we will need to attract additional managerial employees which we might not be able to do.

We have one officer and director, Hiu Chung (Stephen) Wong, the president and sole director. In order to grow and implement our business plan, we would need to add managerial talent in sales, technical, and finance to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

Our company’s sole officer and director may not be in a position to devote a majority of his time to our company, which may result in periodic interruptions and even business failure.

Mr. Hiu Chung (Stephen) Wong, our sole officer and director, has other business interests and currently devotes approximately 20-30 hours per week to our operations. In addition, our company is entirely dependent on the efforts of our sole officer and director, therefore his departure could have a materially adverse effect on the business. Our company does not maintain key person life insurance on our sole officer and director.

Since our sole officer and director currently owns 76% of the outstanding common stock, investors may feel that her decisions are contrary to their interests

Our company’s sole officer and director, Mr. Wong, owns 76% of the outstanding shares. As a result, he will maintain control of our company and be able to choose all of our company’s directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to our company.

Our company may retain independent contractors or consultants due to capital constraints to help grow the business. If these resources do not perform, our company may have to cease operations and you may lose your investment.

Our company’s management may decide due to economic reasons to retain independent contractors to provide services to our company. Those independent individuals have no fiduciary duty to the shareholders of our company and may not perform as expected.

Risks Related to the Market for our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Our company does not own any real estate or other properties. Our business and registered office is located at Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong. Our business offices are provided at no cost to our company by our sole director and officer.  Our telephone number is 852-3468-6003.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our shares of common stock were originally listed on the OTC Bulletin Board (“OTCBB”) under the trading symbol “FPNC”. Effective September 3, 2013, our stock symbol changed to “MEDA”. Our first trade occurred on September 17, 2013.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2014	$0.4	$0.1203
December 31, 2013	$0.9	$0.3
September 30, 2013(1)	$1.67	$0.00

(1)     The first trade of our shares occurred on September 17, 2013.

Our common shares are issued in registered form. Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Suite 230, Ardmore, PA  19003, telephone number (484) 416-3124, is the registrar and transfer agent for our common shares.

Shareholders of Record

As of July 3, 2014, there were approximately 2 holders of record of our common stock. As of such date, 100,000,000 common shares were issued and outstanding.

Dividend Policy

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2014.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2014.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2014 and March 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended March 31, 2014 and 2013. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended March 31, 2014 and 2013

		Year Ended
		March 31,
		2014	2013
Revenue	$	Nil	$	Nil
Total Operating Expenses		$79,197		$16,644
Total Other (Income) Expenses	$	Nil	$	Nil
Net Loss		$(79,197)		$(16,644)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the years ended March 31, 2014 and 2013 are summarized as follows:

	Year Ended
	March 31,
	2014	2013
Filing fees	$4,455	$	Nil
General and administrative expenses	$44		$8,209
Investor relations	$17,959	$	Nil
License fees	$33,205	$	Nil
Transfer agent fees	$2,987	$	Nil
Professional fees	$20,597		$8,435
Net Loss	$(79,247)		$(16,644)

Total expenses for the year ended March 31, 2014 were $79,247 resulting in a net loss for the period of $79,247 compared to a net loss of $16,644 for the year ended March 31, 2013. The increase in expenses was due to increases in filing fees, investor relations expenses, license fees, transfer agent fees and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the years ending March 31, 2014 and 2013.

Liquidity and Capital Resources

Working Capital

		At	At
		March 31,	March 31,
		2014	2013
Current Assets	$	Nil	$2,470
Current Liabilities		$82,760	$7,592
Working Capital (deficit)		$(82,760)	$(5,122)

Cash Flows

		Year		Year
		Ended		Ended
		March 31,		March 31,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(25,290)		$(13,052)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$22,820		$4,000
Net Increase (Decrease) in Cash During the Period		$(2,470)		$(9,052)

As at March 31, 2014, we had a working capital deficit of $82,760 consisting of cash on hand of $Nil and $82,760 in current liabilities as compared to a working capital deficit of $5,122 with $2,470 of cash on hand and $7,592 in current liabilities as at March 31, 2013.

Operating Activities

Net cash used in operating activities for the year ended March 31, 2014 was $25,290 as compared to net cash used in operating activities of $13,052 for the year ended March 31, 2013. The increase of cash used in operating activities was due to increases in accounts payable and accrued expenses offset by an increase in net loss.

Financing Activities

Net cash provided by activities for the year ended March 31, 2014 was $22,820 as compared to net cash provided by financing activities of $4,000 for the year ended March 31, 2013.

Cash Requirements

As of March 31, 2014, our company raised $21,000 through the sale of its common stock. There was $Nil cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations.

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	5,000
Transfer agent fees	3,000
Professional fees	25,000
License fees	160,000
Total	193,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $193,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Research and Development

We do not intend to allocate any funds to research and development over the next twelve months.

Contractual Obligations

As a smaller reporting company we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2014 or 2013, respectively.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2014 and 2013

Report of independent registered public accounting firm ................................................................................................... F–1

Balance sheets ............................................................................................................................................................................ F–2

Statements of operations .......................................................................................................................................................... F–3

Statements of stockholders’ deficiency.................................................................................................................................. F–4

Statements of cash flows........................................................................................................................................................... F–5

Notes to Financial Statements.................................................................................................................................................. F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
of Media Analytics Corporation

We have audited the accompanying balance sheets of Media Analytics Corporation as of March 31, 2014 and 2013, and the related statements of operations stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2014, and for the period from March 16, 2011 (Inception) to March 31, 2014. Media Analytics Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Analytics Corporation as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014, and for the period from March 16, 2011 (Inception) to March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZBS Group LLP

Plainview, NY

August 4, 2014

255 Executive Drive, Suite 400 Plainview, New York 11803
Tel: (516) 394-3344     Fax:  (516) 908-7867
www.zbscpas.com

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2014	March 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$2,470

Intangible asset	300,000	-

TOTAL ASSETS	$300,000	$2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,549	$3,592
Note payable	-	4,000
Due to related party	25,211	-
	82,760	7,592

Long term debt	300,000	-

TOTAL LIABILITIES	382,760	7,592

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding

Common stock, $0.0001 par value 500,000,000 shares authorized 100,000,000 and 204,000,000 shares issued and outstanding At March 31, 2014 and March 31, 2013, respectively	10,000	20,400
Additional paid-in capital	12,609	600
Deficit accumulated during the development stage	(105,369)	(26,122)

TOTAL STOCKHOLDERS’ DEFICIT	(82,760)	(5,122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,000	$2,470

The accompanying notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION
(Formerly FanSport, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended March 31, 2014	Year ended March 31 2013	March 16, 2011 (Inception) to March 31, 2014

REVENUES	$-	$-	$-

EXPENSES
Filing fees	$4,455	$-	$4,455
General and administrative	44	8,209	12,512
Investor relations	17,959	-	17,959
License fees	33,205	-	33,205
Transfer agent fees	2,987	-	2,987
Professional fees	20,597	8,435	34,251

Total Operating Expenses	79,247	16,644	105,369

Net loss	$(79,247)	$(16,644)	$(105,369)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number
of shares outstanding - basic and diluted	125,817,534	204,000,000

The accompanying notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - March 16, 2011	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.000005 per share (par value $0.0001) on March 16, 2011	180,000,000	900	8,100	-	9,000

Net (loss)	-	-	-	(3,100)	(3,100)

Balance - March 31, 2011	180,000,000	900	8,100	(3,100)	5,900

Common shares issued for cash at $0.000005 per share (par value $0.0001) on August 30, 2011	24,000,000	120	11,880	-	12,000

Loss for the year ended March, 2012	-	-	-	(6,378)	(6,378)

Balance - March 31, 2012	204,000,000	1,020	19,980	(9,478)	11,522

20:1 Stock split - February 28, 2013	-	19,380	(19,380)	-	-

Loss for the year ended March, 2013	-	-	-	(16,644)	(16,644)

Balance - March 31, 2013	204,000,000	20,400	600	(26,122)	(5,122)

Cancelation of common shares	(104,000,000)	(10,400)	10,400	-	-
Return of investment	-	-	1,609	-	1,559

Loss for the year ended March, 2014	-	-	-	(79,247)	(79,197)

Balance - March 31, 2014	100,000,000	$10,000	$12,609	$(105,399)	$(82,760)

The accompanying notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Year ended March 31, 2014	Year ended March 31, 2013	March 16, 2011 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,247)	$(16,644)	$(105,369)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	53,957	3,592	57,549

Net cash used in operating activities	(25,290)	(13,052)	(47,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	4,000	4,000
Repayment of note payable	(4,000)	-	(4,000)
Return of investment	1,609	-	1,609
Common shares issued for cash	-	-	21,000
Proceeds from related party	25,211	-	25,211

Net cash provided by financing activities	22,820	4,000	47,820

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,470)	(9,052)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,470	11,522	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,470	$-

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing activity:
Intangible asset	$300,000	$-	$300,000

The accompanying notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION
(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

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

The company plans to introduce the Klarity Analytical Dashboard to the North American and United Kingdom marketplaces, where the company has the exclusive license and reselling agreement. This will allow users to have access to in depth insights into western and Asian social behavior. The company is also looking to develop relationships with other analytical technology providers to provide an entire suite of marketing solutions their clients.

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
March 31, 2014

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2014 or March 31, 2013, respectively.

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

MEDIA ANALYTICS CORPORATION
(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Intangible Assets

The company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets are amortized using the straight-line method with useful lives as follows:

Description                          Useful Life

Licensing Agreement            2 years

The company has not yet begun to amortize the licensing agreement because the agreement has not been active.

Property

The Company does not own any real estate or other property. The Company’s office is located at STE 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, K3 00000, Hong Kong. Our contact number is 852-3100-0566.

Recent Authoritative Accounting Pronouncements

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

NOTE 3.     ACQUIRED INTANGIBLE ASSET

As of March 31, 2014
Gross Carrying Amount
Licensing agreement	$300,000

NOTE 4.     INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at March 31, 2014 and 2013, leaving a balance of $0 for both periods.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended March 31, 2014, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At March 31, 2014, the Company had net loss carry forwards of $105,319, which expire through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

MEDIA ANALYTICS CORPORATION
(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

NOTE 5.  NOTE PAYABLE

The Company issued notes payable on January 17, 2013 and February 6, 2013 in the amount of $2,000 each to one investor. The notes both bear interest at 5% and are payable on demand.

As of March 31, 2014, the notes payable in the amount of $2,000 each to one investor and applicable accrued interest was written-off.

NOTE 6.  DUE TO RELATED PARTY

Amount due to related party at March 31, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 7.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at March 31, 2014 and 2012, respectively.

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

On June 28, 2013, the sole officer and director cancelled 103,100,000 common shares.

On December 31, 2013, 900,000 common shares originally issued as collateral for a transaction was cancelled and returned to treasury.

There are 500,000,000 common shares at $0.0001 par value authorized with 100,000,000 and 204,000,000 shares issued and outstanding at March 31, 2014 and 2013, respectively.

NOTE 8.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2014, loan payable to the CEO of the company was $25,211, the purpose of the loan was to pay for current administrative expenses. The loan is due on demand and bares no interest.

MEDIA ANALYTICS CORPORATION
(Formerly FanSport, Inc.)
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

NOTE 9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through March 31, 2014 the Company has had a net loss of $105,369. As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 10. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2014 was below the FDIC insurance threshold.

NOTE 11. COMMITMENT

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

As of March 31, 2014, $33,205 was accrued for a portion of the annual licensing fees of $60,000, and $300,000 was accrued for the initial non-refundable fixed fee. As of March 31, 2014 no payments were made towards the agreement.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 29, 2014 the date which the financial statements were available to be issued, and no material recognizable subsequent events were identified.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.          Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial officer and principal accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial officer and principal accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors. The company is in the development stage and not yet fully operations and therefore does not have a formal set of internal control policies and procedures in place.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

Effective June 7, 2013, Kristin Cleland resigned as president, chief executive officer, chief financial officer, secretary, treasurer and sole director of our company. Ms. Cleland’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Concurrently, Hiu Chung (Stephen) Wong consented to and was appointed as the chief executive officer, chief financial officer, secretary, treasurer, president and sole director of our company.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hiu Chung (Stephen) Wong	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	29	June 7, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hiu Chung (Stephen) Wong – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Hiu Chung (Stephen) Wong has acted as our company’s president, chief executive officer, chief financial officer, secretary, treasurer and director since June 7, 2013.  Mr. Wong has over six years of experience within the digital marketing and information technology industries. Mr. Wong specializes in touch screen kiosks, web applications, web designs and social media marketing. He is the co-founder and has been the chief executive officer since 2010 of Social Media Broadcasts (SMB) Limited, founder and director since 2010 of Faithvor Works, a webhosting, applications and e-marketing company, and founder and director since 2009 of Deans Production Limited, an event management and live music service company.

Prior to these positions, Mr. Wong was the creative director at Touch Media International Limited, a touch screen kiosk e-content and production company, from 2006 to 2007. He also previously was the IT consultant for I-Cyber Electronic (from 2006 to 2007), a company involved in web applications and hosting, and worked as a project manager for A-Z Concept Limited (from 2005 to 2006), a company in the field of digital advertising.

Mr. Wong earned his Bachelor of Arts (Hon.) in marketing from the University of Central Lancashire and completed a certificate in information technology at the Hong Kong Vocation Training Center.

Our company believes that Mr. Wong’s education background, and business and operational experience give him the qualifications and skills necessary to serve as the chief executive officer, chief financial officer, secretary, treasurer, president and sole director of our company.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.                   been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.                   had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.                   been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.                   been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.                   been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.                   been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Hiu Chung (Stephen) Wong (1)	1	1	0

(1)     The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Changes of Beneficial Ownership of Securities.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.                   honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.                   full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.                   compliance with applicable governmental laws, rules and regulations;

4.                   the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.                   accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1 on April 27, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Media Analytics Corporation, Suite 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, Hong Kong.

Committees of the Board

All proceedings of our sole director were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have any written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)   our principal executive officer;

(b)   each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2014 and 2013; and

(c)   up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hiu Chung (Stephen) Wong(1) President, CEO, CFO Secretary, Treasurer and Director	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Kristin Cleland (2) Former President, CEO, CFO Secretary, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)     Hiu Chung (Stephen) Wong has acted as our president, chief executive officer, chief financial officer secretary, treasurer and director since June 7, 2013.

(2)     Kristin Cleland resigned as our president, chief executive officer, chief financial officer secretary, treasurer and director on June 7, 2013.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended March 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2014.

Option Exercises

During our fiscal year ended March 31, 2014 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 3, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hiu Chung (Stephen) Wong(2) Suite 1802, 18th Floor Chinachem Exchange Square 1 Hoi Wan Street Quarry Bay, Hong Kong	Common	76,000,000	76%
Directors and Officers as a group	Common	76,000,000	76%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 3, 2014. As of July 3, 2014, there were 100,000,000 shares of our company’s common stock issued and outstanding.

(2)	Hiu Chung (Stephen) Wong is our sole officer and director.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On June 28, 2013, Hiu Chung (Stephen) Wong, our sole director and officer, acquired a total 76,000,000 shares of our company’s common stock from Kristin Cleland, our company’s former director and officer, in a private transaction for an aggregate total cost of $300,000. In addition, as a condition of the acquisition, Ms. Cleland cancelled 103,100,000 shares, which were returned to treasury. Mr. Wong’s 76,000,000 shares amounted to approximately 75% of our company’s then issued and outstanding common stock, after giving effect to the related share cancellation.

Director Independence

We currently act with one director consisting of Hiu Chung (Stephen) Wong. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2014 and for the fiscal year ended March 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2014 $	March 31, 2013 $
Audit Fees	7,685	5,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,685	5,750

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)
3.4	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
(10)	Material Contracts
10.1	Licensing Agreement dated September 11, 2013 between our company and Social media Broadcasts (SMB) Limited (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2013)
10.2

Amendment to Licensing Agreement dated September 17, 2013 between our company and Social media Broadcasts (SMB) Limited (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2013)

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA ANALYTICS CORPORATION
(Registrant)
Dated: August 5, 2014	By:	/s/ Hiu Chung (Stephen) Wong
Hiu Chung (Stephen) Wong
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 5, 2014	By:	/s/ Hiu Chung (Stephen) Wong
Hiu Chung (Stephen) Wong
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)