Form 10-Q
period 2014-06-30
Media Analytics Corp
filed 2014-08-14
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54828
MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)
Florida				45-0966109
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
800 W. El Camino Real, Suite 180, Mountain View, California				94040
(Address of principal executive offices)				(Zip Code)
650 903-2224
(Registrant’s telephone number, including area code)
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
100,000,000 common shares issued and outstanding as of August 14, 2014.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

 (Unaudited)

Condensed Balance sheets (Unaudited) ................................................................................................................................ F–1

Condensed Statements of operations (Unaudited) .............................................................................................................. F–2

Condensed Statements of cash flows (Unaudited)............................................................................................................... F–3

Notes to Interim Condensed Financial Statements (Unaudited)........................................................................................ F–4

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED BALANCE SHEETS

	June 30, 2014 (unaudited)	March 31, 2014

ASSETS

Intangible asset	$300,000	$300,000

TOTAL ASSETS	$300,000	$300,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$76,860	$57,549
Due to related party	25,211	25,211
	102,071	82,760

Long term debt	300,000	300,000

TOTAL LIABILITIES	402,071	382,760

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding

Common stock, $0.0001 par value 500,000,000 shares authorized 100,000,000 shares issued and outstanding At June 30, 2014 and March 31, 2014.	10,000	10,000
Additional paid-in capital	12,609	12,609
Accumulated deficit	(124,680)	(105,369)

TOTAL STOCKHOLDERS’ DEFICIT	(102,071)	(82,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,000	$300,000

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013

Revenue	$-	$-

Operating expenses
Filing fees	$-	$-
General and administrative	10	44
Investor relations	394	-
License fees	14,959	-
Transfer agent fees	600	2,500
Professional fees	3,348	-

Total Operating Expenses	19,311	2,544

Net loss	$(19,311)	$(2,544)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number
of shares outstanding - basic and diluted	100,000,000	201,734,066

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013

Cash Flows From Operating Activities
Net loss	$(19,311)	$(2,544)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	19,311	2,550

Net cash provided by operating activities	-	6

Increase in cash and cash equivalents	-	6

Cash and cash equivalents at Beginning of Period	-	2,470

Cash and cash equivalents at End of Period	$-	$2,476

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the “Company”) is a development stage company that was incorporated on March 16, 2011, and intends to develop and provide social gaming mobile applications for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

The company plans to introduce the Klarity Analytical Dashboard to the North American and United Kingdom marketplaces, where the company has the exclusive license and reselling agreement. This will allow users to have access to in depth insights into Western and Asian social behavior. The company is also looking to develop relationships with other analytical technology providers to provide an entire suite of marketing solutions to their clients.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  The Company’s fiscal year end is March 31.

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

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2014 or March 31, 2014, respectively.

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

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

NOTE 3.  ACQUIRED INTANGIBLE ASSET

	As of June 30, 2014	As of March 31, 2014
	Gross Carrying Amount	Gross Carrying Amount
Licensing agreement	$300,000	$300,000

NOTE 4.  INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at June 30, 2014, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at June 30, 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the three months ended June 30, 2014, the Company recognized no interest and penalties.

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 4.  INCOME TAXES - Continued

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At June 30, 2014, the Company had net loss carry forwards of $124,680 which expire through its tax year ending 2032. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 5.  DUE TO RELATED PARTY

Amount due to related party at June 30, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 6.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2014 and March 31, 2014.

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

On December 31, 2013, 900,000 common shares originally issued as collateral for a transaction was cancelled.

There are 500,000,000 common shares at $0.0001 par value authorized with 100,000,000 shares issued and outstanding at June 30, 2014 and March 31, 2014.

NOTE 7.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2014, loan payable to the CEO of the Company was $25,211. The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bares no interest.

MEDIA ANALYTICS CORPORATION

 (Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 8.  GOING CONCERN

The accompanying condensed interim financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through June 30, 2014 the Company has had a net loss of $124,680. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 9.  CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2014 was below the FDIC insurance threshold.

NOTE 10.  COMMITMENT

On September 11, 2013, the Company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein the Company will have the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for an initial period of two years and for successive periods of one year each upon mutual agreement. Pursuant to the terms of the licensing agreement the Company shall pay to Social Media Broadcasts the following license fees:

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

The Company’s CEO is also the CEO of Social Media Broadcasts (SMB) Limited.

As of June 30, 2014, no payments were made towards the agreement.

NOTE 11.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2014 the date which the financial statements were available to be issued, and no such events have occurred.

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

Our business and registered office is located at 800 W. El Camino Real, Suite 180, Mountain View, California, 94040, our telephone number is 650 903-2224.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2014 and 2013.

Expenses

Our operating results for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,
	2014		2013
General and administrative expenses	$10		$44
Investor relations	$394	$	Nil
License fees	$14,959	$	Nil
Transfer agent fees	$600		$2,500
Professional fees	$3,348	$	Nil
Net Loss	$(19,311)		$(2,544)

Total expenses for the three months ending June 30, 2014 were $19,311 resulting in a net loss for the period of $19,311 compared to a net loss of $2,544 for the three months ending June 30, 2013. The increase in expenses was due to increases investor relations, license fees and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three months ending June 30, 2014 and 2013.

Liquidity and Capital Resources

Working Capital

		At		At
		June 30,		March 31,
		2014		2014
Current Assets	$	Nil	$	Nil
Current Liabilities		$102,071		$82,760
Working Capital (deficit)		$(102,071)		$(82,760)

Cash Flows

		Three Months		Three Months
		Ended		Ended
		June 30,		June 30,
		2014		2013
Net Cash Provided by Operating Activities	$	Nil		$6
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During the Period	$	Nil		$6

At June 30, 2014, we had a working capital deficit of $102,071 as compared to a working capital deficit of $82,760 with intangible assets of $300,000 and $382,760 in current liabilities at March 31, 2014.

Net cash used in operating activities for the three months ended June 30, 2014 was $Nil as compared to net cash used in operating activities of $6 for the three months ended June 30, 2013. The decrease of cash used in operating activities was due to increases in accounts payable and accrued expenses.

Going Concern

Our financial statements for the three month period ended June 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2014 or March 31, 2014, respectively.

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

MEDIA ANALYTICS CORPORATION
Date: August 14, 2014	/s/ Hiu Chung (Stephen) Wong
Hiu Chung (Stephen) Wong
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)