Form 10-Q
period 2014-09-30
Media Analytics Corp
filed 2014-11-14
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54828
MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)
Florida				45-0966109
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
800 W. El Camino Real, Suite 180, Mountain View, California				94040
(Address of principal executive offices)				(Zip Code)
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
300,000,000 common shares issued and outstanding as of November 14, 2014.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Condensed Balance sheets (Unaudited) ................................................................................................................................ F–1

Condensed Statements of operations (Unaudited) .............................................................................................................. F–2

Condensed Statements of cash flows (Unaudited)............................................................................................................... F–3

Notes to Interim Condensed Financial Statements (Unaudited)......................................................................................... F–4

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED BALANCE SHEETS

	September 30, 2014 (unaudited)	March 31, 2014

ASSETS

Intangible asset	$300,000	$300,000

TOTAL ASSETS	$300,000	$300,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,511	$57,549
Due to related party	45,469	25,211
	156,980	82,760

Long term debt	300,000	300,000

TOTAL LIABILITIES	456,980	382,760

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding

Common stock, $0.0001 par value 500,000,000 shares authorized 100,000,000 shares issued and outstanding At September 30, 2014 and March 31, 2014.	10,000	10,000
Additional paid-in capital	12,609	12,609
Accumulated Deficit	(179,589)	(105,369)

TOTAL STOCKHOLDERS’ DEFICIT	(156,980)	(82,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,000	$300,000

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses
Filing fees	$3,545	$-	$3,545	$-
General and administrative	12,306	50	12,316	94
Investor relations	2,750	-	3,144	-
License fees	15,123	3,288	30,082	3,288
Transfer agent fees	1,100	-	1,700	-
Professional fees	20,085	2,500	23,433	5,000

Total Operating Expenses	54,909	5,838	74,220	8,382

Net loss	$(54,909)	$(5,838)	$(74,220)	$(8,382)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of shares outstanding - basic and diluted	100,000,000	100,900,000	100,000,000	151,041,530

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended September 30, 2014	Six months ended September 30, 2013

Cash Flows From Operating Activities
Net loss	$(74,220)	$(8,382)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	53,962	8,388
Increase in due to related party	20,258	-

Net cash provided by operating activities	-	6

Increase in cash and cash equivalents	-	6

Cash and cash equivalents at Beginning of Period	-	2,470

Cash and cash equivalents at End of Period	$-	$2,476

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the “Company”) was incorporated on March 16, 2011, and intends to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company will provide this audience the ability to draft, trade, and track their sports fantasy leagues right on their phone.

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The interim condensed financial statements and management’s discussion and analysis of financial condition and results of operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as management’s discussion and analysis of financial condition and results of operations, included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2014, results of operations for the three and six months ended September 30, 2014 and 2013, and cash flows for the six months ended September 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

September 30, 2014

(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2014 or March 31, 2014, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense charged to general and administrative expenses was $4,000 and zero in the six months ended September 30, 2014 and 2013, respectively.

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

September 30, 2014

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

Recent Authoritative Accounting Pronouncements

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 3.  ACQUIRED INTANGIBLE ASSET

	As of September 30, 2014	As of March 31, 2014
	Gross Carrying Amount	Gross Carrying Amount
Licensing agreement	$300,000	$300,000

NOTE 4.  INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at September 30, 2014, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30, 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the six months ended September 30, 2014, the Company recognized no interest and penalties.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 4.  INCOME TAXES - Continued

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At September 30, 2014, the Company had net loss carry forwards of $179,589 which expire through its tax year ending 2032. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 5.  DUE TO RELATED PARTY

Amount due to related party at September 30, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 6.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at September 30, 2014 and March 31, 2014.

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

There are 500,000,000 common shares at $0.0001 par value authorized with 100,000,000 shares issued and outstanding at September 30, 2014 and March 31, 2014.

NOTE 7.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2014, loan payable to the CEO of the Company was $45,469. The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 8.  GOING CONCERN

The accompanying condensed interim financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through September 30, 2014 the Company has had a net loss of $179,589. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 9.  CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at September 30, 2014 was below the FDIC insurance threshold.

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

The Company’s CEO is also the CEO of Social Media Broadcasts (SMB) Limited.

As of September 30, 2014, no payments were made towards the agreement.

NOTE 11.  SUBSEQUENT EVENTS

On October 3, 2014, the Company’s board of directors approved a forward stock split by way of a stock dividend.  In connection with the stock split, shareholders on record as of November 10, 2014, will receive two (2) shares of common stock for each one (1) share of common stock held on November 10, 2014. The pay-out date as approved by our board of directors and Financial Industry Regulatory Authority is November 10, 2014.  The additional shares will be distributed on or about November 13, 2014.

Upon completion of the stock split, the Company’s issued and outstanding shares will increase from 100,000,000 shares of common stock to 300,000,000 shares of common stock with a par value of $0.0001.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2014 and 2013.

Expenses

Our operating results for the three and six months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, 2014 2013			Six Months Ended September 30, 2014 2013
Filing Fees	$3,545	$	Nil	$3,545	$	Nil
General and administrative expenses	$12,306		$50	$12,316		$94
Investor relations	$2,750	$	Nil	$3,144	$	Nil
License fees	$15,123		$3,288	$30,082		$3,288
Transfer agent fees	$1,100	$	Nil	$1,700	$	Nil
Professional fees	$20,085		$2,500	$23,433		$5,000
Net Loss	$(54,909)		$(5,838)	$(74,220)		$(8,382)

Total expenses for the three months ending September 30, 2014 were $54,909 resulting in a net loss for the period of $54,909 compared to a net loss of $5,838 for the three months ending September 30, 2013. The increase in expenses was due to increases in filing fees, general and administrative expenses, investor relations, license fees, transfer agent fees and professional fees. Total expenses for the six months ending September 30, 2014 were $74,220 resulting in a net loss for the period of $74,220 compared to a net loss of $8,382 for the six months ending September 30, 2013. The increase in expenses was due to increases in filing fees, general and administrative expenses, investor relations license fees, transfer agent fees and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three and six months ending September 30, 2014.

Liquidity and Capital Resources

Working Capital

	At September 30, 2014	At March 31, 2014
Current Assets	$300,000	$300,000
Current Liabilities	$156,980	$82,760
Working Capital	$143,020	$217,240

Cash Flows

		Six Months Ended September 30, 2014		Six Months Ended September 30, 2013
Net Cash Provided by (Used in) Operating Activities		$(74,220)		$(8,382)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During the Period	$	Nil	$	Nil

At September 30, 2014 we had working capital of $143,020 consisting of $300,000 of intangible assets and $156,980 in current liabilities as compared to working capital of $217,240 with $300,000 of intangible assets and $82,760 in current liabilities at March 31, 2014.

Net cash provided by operating activities for the six months ended September 30, 2014 was $Nil as compared to net cash provided by operating activities of $6 for the six months ended September 30, 2013. The decrease of cash provided by operating activities was due to a net loss of $74,220 offset by an increase of accounts payable and accrued liabilities of $53,962 and an amount due to a related party of $20,258.

Going Concern

Our financial statements for the six month period ended September 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2014 or March 31, 2014, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

Our company will expense advertising as incurred. Advertising expense charged to general and administrative expenses was $4,000 and zero in the six months ended September 30, 2014 and 2013, respectively.

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

Intangible Assets

Our company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets are amortized using the straight-line method with useful lives as follows:

Description                                           Useful life

Licensing Agreement                          2 years

Our company has not yet begun to amortize the licensing agreement because the agreement has not been active.

Property

Our company does not own any real estate or other property. Our company’s office is located at STE 1802, 18th Floor, Chinachem Exchange Square, 1 Hoi Wan Street, Quarry Bay, K3 00000, Hong Kong. Our contact number is 852-3100-0566.

Recent Authoritative Accounting Pronouncements

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  Our company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

MEDIA ANALYTICS CORPORATION
Date: November 14, 2014	/s/ Hiu Chung (Stephen) Wong
Hiu Chung (Stephen) Wong
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)