Form 10-Q
period 2014-12-31
Media Analytics Corp
filed 2015-09-17
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54828
MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)
Florida				45-0966109
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
800 W. El Camino Real, Suite 180, Mountain View CA				94040
(Address of principal executive offices)				(Zip Code)
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
300,000,000 common shares issued and outstanding as of March 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Condensed Balance sheets (Unaudited) ................................................................................................................................F–1

Condensed Statements of operations (Unaudited) ..............................................................................................................F–2

Condensed Statements of cash flows (Unaudited)...............................................................................................................F–3

Notes to Interim Condensed Financial Statements (Unaudited)........................................................................................ F–4

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED BALANCE SHEETS

	December 31, 2014 (unaudited)	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$713	$-

Intangible asset	300,000	300,000

TOTAL ASSETS	$300,713	$300,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,010	$57,549
Due to related party	62,803	25,211
	183,813	82,760

Long term debt	300,000	300,000

TOTAL LIABILITIES	483,813	382,760

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding

Common stock, $0.0001 par value 500,000,000 shares authorized 300,000,000 shares issued and outstanding and 100,000,000 issued and outstanding At December 31, 2014 and March 31, 2014.	30,000	10,000
Additional paid-in capital	(7,391)	12,609
Deficit	(205,709)	(105,369)

TOTAL STOCKHOLDERS’ DEFICIT	(183,100)	(82,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,713	$300,000

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013

Revenue	$-	$-	$-	$-

Operating expenses
Filing fees	$1,875	$2,675	$5,420	$2,675
General and administrative	2,122	51	14,438	145
Investor relations	-	16,155	3,144	16,155
License fees	15,123	15,123	45,205	18,411
Transfer agent fees	1,000	2,087	2,700	2,087
Professional fees	6,000	13,844	29,433	18,844

Total Operating Expenses	26,120	49,935	100,340	58,317

Net loss	$(26,120)	$(49,935)	$(100,340)	$(58,317)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	212,087,912	100,900,000	137,226,277	134,266,909

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended December 31, 2014	Nine months ended December 31 2013

Cash Flows From Operating Activities
Net loss	$(100,340)	$(58,317)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	63,461	35,608
Increase in due to related party	37,592	22,715

Net cash provided by operating activities	713	6

Increase in cash and cash equivalents	713	6

Cash and cash equivalents at Beginning of Period	-	2,470

Cash and cash equivalents at End of Period	$713	$2,476

See notes to interim condensed financial statements

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED NOTES TO FINANICAL STATEMENTS

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

Dividends

The Company has not adopted any policy regarding payment of dividends.  On October 3, 2014, the Company’s board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED NOTES TO FINANICAL STATEMENTS

(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2014 or March 31, 2014, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $4,000.

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

CONDENSED NOTES TO FINANICAL STATEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED NOTES TO FINANICAL STATEMENTS

(Unaudited)

NOTE 3.     ACQUIRED INTANGIBLE ASSET

	As of December 31, 2014	As of March 31, 2014
	Gross Carrying Amount	Gross Carrying Amount
Licensing agreement	$300,000	$300,000

NOTE 4.     INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at December 31, 2014, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2014. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the nine months ended December 31, 2014, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At December 31, 2014, the Company had net loss carry forwards of $205,709 which expire through its tax year ending 2032. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 5.  DUE TO RELATED PARTY

Amount due to related party at December 30, 2014, is non-interest bearing, unsecured and with no fixed terms of repayment.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED NOTES TO FINANICAL STATEMENTS

(Unaudited)

NOTE 6.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2014 and March 31, 2014.

Common Stock

On March 16, 2011, the Company issued 360,000,000 of its $0.0001 par value common stock at $0.001 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the former and sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On August 30, 2011, the Company issued 48,000,000 common shares at $0.00025 per share yielding net proceeds of $12,000.

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

On June 28, 2013, the sole officer and director cancelled 206,200,000 common shares.

On December 31, 2013, 1,800,000 common shares originally issued as collateral for a transaction was cancelled.

On October 3, 2014, the Company’s board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

NOTE 7.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2014, loan payable to the CEO of the Company was $62,803. The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.

MEDIA ANALYTICS CORPORATION

(Formerly FanSport, Inc.)

CONDENSED NOTES TO FINANICAL STATEMENTS

(Unaudited)

NOTE 8. GOING CONCERN

The accompanying condensed interim financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through December 31, 2014 the Company has had a net loss of $205,709. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 9. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2014 was below the FDIC insurance threshold.

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

As of December 31, 2014, no payments were made towards the agreement.

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

On June 28, 2013, Hiu Chung (Stephen) Wong, , acquired a total 76,000,000 shares of our company’s common stock from Kristin Cleland, our company’s former director and officer, in a private transaction for an aggregate total cost of $300,000. In addition, as a condition of the acquisition, Ms. Cleland cancelled 103,100,000 shares. Mr. Wong’s 76,000,000 shares amounted to approximately 75% of our company’s then issued and outstanding common stock, after giving effect to the related share cancellation.

On October 3, 2014, our board of directors approved a forward stock split by way of a stock dividend. In connection with the stock split, shareholders on record as of November 10, 2014, received two (2) shares of common stock for each one (1) share of common stock held on November 10, 2014. The pay-out date as approved by our board of directors and Financial Industry Regulatory Authority was November 10, 2014. Upon completion of the stock split, our issued and outstanding shares increased from 100,000,000 shares of common stock to 300,000,000 shares of common stock with a par value of $0.0001.

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

Hiu Chung (Stephen) Wong, is also the chief executive officer of Social Media Broadcasts (SMB) Limited.

As of December 31, 2014, no payments were made towards the agreement.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2014 and 2013.

Expenses

Our operating results for the three and nine months ended December 31, 2014 and 2013 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Filing Fees	$1,875	$2,675	$5,420	$2,675
General and administrative expenses	$2,122	$51	$14,438	$145
Investor relations	$-	$16,155	$3,144	$16,155
License fees	$15,123	$15,123	$45,205	$18,411
Transfer agent fees	$1,000	$2,087	$2,700	$2,087
Professional fees	$6,000	$13,844	$29,433	$18,844
Net Loss	$(26,120)	$(49,935)	$(100,340)	$(58,317)

Total expenses for the three months ending December 31, 2014 were $26,120 resulting in a net loss for the period of $26,120 compared to a net loss of $49,935 for the three months ending December 31, 2013. The decrease in expenses was due to decreases in filing fees, investor relations, transfer agent fees and professional fees. Total expenses for the nine months ending December 31, 2014 were $100,340 resulting in a net loss for the period of $100,340 compared to a net loss of $58,317 for the nine months ending December 31, 2013. The increase in expenses was due to increases in filing fees, general and administrative expenses, license fees, transfer agent fees and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three and nine months ending December 31, 2014.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	March 31,
	2014	2014
Current Assets	$300,713	$300,000
Current Liabilities	$183,813	$82,760
Working Capital	$157,693	$217,240

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		December 31,		December 31,
		2014		2013
Net Cash Provided by Operating Activities		$713		$6
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Increase in Cash During the Period		$713		$6

At December 31, 2014 we had working capital of $157,693 consisting of $300,000 of intangible assets and $183,813 in current liabilities as compared to working capital of $217,240 with $300,000 of intangible assets and $82,760 in current liabilities at March 31, 2014.

Net cash provided by operating activities for the nine months ended December 31, 2014 was $713 as compared to net cash provided by operating activities of $6 for the nine months ended December 31, 2013. The increase of cash provided by operating activities was due to a net loss of $100,340 offset by an increase of accounts payable and accrued expenses of $63,461 and an amount due to a related party of $37,592.

Going Concern

Our financial statements for the nine month period ended December 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dividends

Our company has not adopted any policy regarding payment of dividends.  On October 3, 2014, our company’s board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, our company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2014 or March 31, 2014, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

Our company will expense advertising as incurred. The advertising since inception has been $4,000.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which our company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. Our company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Our company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for our company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Our company expects to adopt this new standard for the fiscal year ending December 31, 2015 and our company will continue to assess the impact on its financial statements.

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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA ANALYTICS CORPORATION
Date: September 17, 2015	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)