Form 10-K
period 2015-03-31
Media Analytics Corp
filed 2016-01-08
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-54828

MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 W. El Camino Real, Suite 180, Mountain View, California	94040
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	650 903-2224

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2014 was $1,320,000 based on a $0.055 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
300,000,000 common shares as of December 7, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

7

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

As used in this annual report, the terms “we”, “us”, and “our company”, refer to Media Analytics Corporation, a Florida corporation, unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Florida on March 16, 2011 under the name FanSport, Inc.  Our company's goal was to develop social media tools and solutions to enable advertisers, publishers and agencies in the North American and United Kingdom (including the Republic of Ireland) markets to gather deep social intelligence, generate true engagement and simplify promotional management. Our company was the official reseller of Klarity for the U.S. and U.K. markets. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

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

Our Current Business

It was the intention of our former management to introduce the Klarity Analytical Dashboard to the North American and United Kingdom marketplaces, where we had the exclusive license and reselling agreement.  This would have allowed users to have access to in depth insights into western and Asian social behaviour.  We are also looking to develop relationships with other analytical technology providers to provide an entire suite of marketing solutions to our clients.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

On September 11, 2013, our company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein our company had the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for a period of two years. Pursuant to the terms of the licensing agreement our company was required to pay to Social Media the following license fees:

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

Our company has been unable to make any of the foregoing payments as required under the agreement.  As a result, the parties have consented to a cancellation and termination of the licensing agreement.  We are currently negotiating a distribution agreement with Social Media, as well as investigating additional opportunities in our efforts to maintain and enhance shareholder value.

Description of our Products and Services

Our company was to provide social media tools and solutions for advertisers, publishers, and agencies in North America and the United Kingdom. It offered Klarity Analytic Dashboard, a social analytics dashboard that provides detailed comparative metrics from various social platforms, and insights into the social behavior of Asian consumers. Our company was also to operate as an aggregator of media and mobile technologies allowing advertisers, publishers, and agencies to leverage social media to create data driven strategies and digital marketing initiatives. Our tools and solutions were to focus on providing analytical data and promotional management. In addition, our company offered an integrated solution by streamlining the workflow and making social publishing simple; various social media integrated applications that engage, monitor, and measure promotional events.

Markets

Our company’s social media tools and solutions were to enable advertisers, publishers and agencies in Canadian, United States and the United Kingdom (including the Republic of Ireland) markets to gather deep social intelligence, generate true engagement and simplify promotional management. Having the license to the Klarity Analytic Dashboard, which is a comprehensive and robust social analytics dashboard, would have allowed us to deliver detailed comparative metrics from the widest range of social platforms, and would provide the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

Competition

There are a number of companies providing analytical tools and social solutions in the market.  Some of the competitors are large companies who can supply analytical tools and social solutions which can be used and tailored for the social media industry, and some have specialized analytical tools.

Many of the analytical companies with which we will compete with financing and consumers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on developing their data analysis systems. This advantage could enable our competitors to develop a more competitive, more attractive data analysis systems. Such competition could adversely impact our ability to attain the financing necessary for us to further market and distribute our analytic dashboard.

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

Research and Development

We have not spent any amounts on that which has been classified as research and development activities in our financial statements during the last two fiscal years.

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

Item 1A.        Risk Factors

Risks Related to our Overall Business Operations

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $413,070 and $79,247 for the fiscal years ended March 31, 2015 and 2014, respectively. As a result, at March 31, 2015, we had an accumulated deficit of $518,439 and a total stockholders’ deficit of $495,830. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our social media tools. We may not be able to successfully commercialize our social media tools or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended March 31, 2015 and 2014, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 8 to our financial statements for the year ended March 31, 2015, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

We have one officer and director, Michael J. Johnson. In order to grow and implement our business plan, we would need to add managerial talent in sales, technical, and finance to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

Our company’s sole officer and director may not be in a position to devote a majority of his time to our company, which may result in periodic interruptions and even business failure.

Michael J. Johnson, our sole officer and director, has other business interests and currently devotes approximately 5 hours per week to our operations. In addition, our company is entirely dependent on the efforts of our sole officer and director, therefore his departure could have a material adverse effect on the business. Our company does not maintain key person life insurance on our sole officer and director.

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

Item 2.           Properties

Our company does not own any real estate or other properties. Our business office is located at 800 W. El Camino Real, Suite 180, Mountain View, California, 94040, our telephone number is 650 903-2224.   Our office space is currently provided to us at no cost.

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

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were originally listed on the OTC Markets under the trading symbol “BLFL”. Effective September 3, 2013, our stock symbol changed to “MEDA”. Our first trade occurred on September 17, 2013.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
September 2015	$0.0048	$0.0015
June 30, 2015	$0.055	$0.032
March 31, 2015	$0.032	$0.0031
December 31, 2014	$0.12	$0.0125
September 30, 2014	$0.192	$0.0401
June 30, 2014	$0.63	$0.16
March 31, 2014	$0.40	$0.1203
December 31, 2013	$0.90	$0.30
September 30, 2013(1)	$1.67	$0.00

(1)     The first trade of our shares occurred on September 17, 2013.

Our common shares are issued in registered form. Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Suite 230, Ardmore, PA  19003, telephone number (484) 416-3124, is the registrar and transfer agent for our common shares.

Shareholders of Record

As of December 7, 2015, there were approximately 2 holders of record of our common stock. As of such date, 300,000,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2015.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2015.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2015 and March 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended March 31, 2015 and 2014. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended March 31, 2015 and 2014

		Year Ended
		March 31,
		2015	2014
Revenue	$	Nil	$	Nil
Total Operating Expenses		$413,070		$79,247
Net Loss		$(413,070)		$(79,247)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the years ended March 31, 2015 and 2014 are summarized as follows:

	Year Ended
	March 31,
	2015	2014
Filing fees	$5,420		$4,455
General and administrative expenses	$14,562		$44
Investor relations	$3,144		$17,959
License fees	$60,000		$33,205
Transfer agent fees	$2,700		$2,987
Professional fees	$27,244		$20,597
Impairment of intangible asset	$300,000	$	Nil
Net Loss	$(413,070)		$(79,247)

Total expenses for the year ended March 31, 2015 were $413,070 resulting in a net loss for the year of $413,070 compared to a net loss of $79,247 for the year ended March 31, 2014. The increase in expenses was generally due to an increase of impairment of intangible asset. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the years ending March 31, 2015 and 2014.

Liquidity and Capital Resources

Working Capital

	At		At
	March 31,		March 31,
	2015		2014
Current Assets	$2,945	$	Nil
Current Liabilities	$198,775		$82,760
Working Capital (deficit)	$(195,830)		$(82,760)

Cash Flows

		Year		Year
		Ended		Ended
		March 31,		March 31,
		2015		2014
Net Cash Provided by (Used in) Operating Activities		$2,945		$(25,290)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil		$22,820
Net Increase (Decrease) in Cash During the Period		$2,945		$(2,470)

As at March 31, 2015, we had a working capital deficit of $195,830 consisting of cash on hand of $2,945 and $198,775 in current liabilities as compared to a working capital deficit of $82,760 with $Nil of cash on hand and $82,760 in current liabilities as at March 31, 2014.

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2015 was $2,945 as compared to net cash used in operating activities of $25,290 for the year ended March 31, 2014. The decrease of cash used in operating activities was due to the changes in our level of operating activities.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2015 was $Nil as compared to net cash provided by financing activities of $22,820 for the year ended March 31, 2014.

Cash Requirements

As of March 31, 2015, our company did not raise any funds from financing activities. There was $2,945 cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	5,000
Transfer agent fees	3,000
Professional fees	25,000
Total	33,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $33,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Dividends

Our company has not adopted any policy regarding payment of dividends.  On October 3, 2014, our board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of our common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, our company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2015 or 2014, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.

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

Item 8.           Financial Statements and Supplementary Data

MEDIA ANALYTICS CORPORATION

FINANCIAL STATEMENTS

March 31, 2015 and 2014

Reports of independent registered public accounting firms ............................................................................................... F–1

Balance sheets ............................................................................................................................................................................ F–3

Statements of operations .......................................................................................................................................................... F–4

Statement of stockholders’ deficiency.................................................................................................................................... F–5

Statements of cash flows........................................................................................................................................................... F–6

Notes to Financial Statements.................................................................................................................................................. F–7

Heaton  & Company,  PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Media Analytics Corporation

We have audited the accompanying balance sheet of Media Analytics Corporation (the Company) as of March 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Analytics Corporation as of March 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has negative working capital and has had recurring losses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

December 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
of Media Analytics Corporation

We have audited the accompanying balance sheet of Media Analytics Corporation as of March 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended March 31, 2014. Media Analytics Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Analytics Corporation as of March 31, 2014, and the results of its operations and its cash flows for the year then ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is an early stage company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS GROUP LLP

Plainview, NY August 4, 2014

MEDIA ANALYTICS CORPORATION

BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,945	$-
Total current assets	2,945	-

Intangible asset	-	300,000

TOTAL ASSETS	$2,945	$300,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$130,921	$57,549
Due to related party	67,854	25,211
Total current liabilities	198,775	82,760

Long-term debt – related party	300,000	300,000

TOTAL LIABILITIES	498,775	382,760

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding	-	-

Common stock, $0.0001 par value 500,000,000 shares authorized 300,000,000 shares issued and outstanding At March 31, 2015 and March 31, 2014.	30,000	30,000

Additional paid-in capital	(7,391)	(7,391)
Retained deficit	(518,439)	(105,369)

TOTAL STOCKHOLDERS’ DEFICIT	(495,830)	(82,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,945	$300,000

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

STATEMENTS OF OPERATIONS

	Year ended March 31, 2015	Year ended March 31, 2014

Revenue	$-	$-

Operating expenses
Filing fees	$5,420	$4,455
General and administrative	14,562	44
Investor relations	3,144	17,959
License fees	60,000	33,205
Transfer agent fees	2,700	2,987
Professional fees	27,244	20,597
Impairment of intangible asset	300,000	-

Total Operating Expenses	413,070	79,247

Net loss	$(413,070)	$(79,247)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	300,000,000	377,452,603

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2013	612,000,000	$61,200	$(40,200)	$(26,122)	$(5,122)

Cancelation of common shares	(312,000,000)	(31,200)	31,200	-	-
Return of investment	-	-	1,609	-	1,609

Loss for the year ended March 31, 2014	-	-	-	(79,247)	(79,247)

Balance - March 31, 2014	300,000,000	30,000	(7,391)	(105,369)	(82,760)

Loss for the year ended March 31, 2015	-	-	-	(413,070)	(413,070)

Balance - March 31, 2015	300,000,000	$30,000	$(7,391)	$(518,439)	$(495,830)

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2015	Year ended March 31 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(413,070)	$(79,247)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities

Impairment of intangible asset	300,000	-

Changes in Operating Assets and Liabilities
(Decrease) Increase in accounts payable and accrued expenses	73,373	53,957
Increase in due to related party	42,643	-

Net cash provided by (used in) operating activities	2,945	(25,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(4,000)
Return of investment	-	1,609
Proceeds from related party	-	25,211

Net cash provided by financing activities	-	22,820

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,945	(2,470)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	-	2,470

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,945	$-

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-
Non-cash investing activity:
Intangible asset	$-	$300,000

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the “Company”) is a company that was incorporated on March 16, 2011, and intends to develop and provide a social gaming mobile application for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company is focused on developing or acquiring software that helps companies track their social data. Currently the Company is the West Coast Distributor of Klarity (http://www.klarity-analytics.com).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2015 or March 31, 2014, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $4,000 and $0 for the year ended March 31, 2015 and 2014, respectively.

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

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost recognition.

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

Intangible assets are amortized using the straight-line method with useful lives as follows:

Description                                             Useful life

Licensing Agreement                              2 years

The Company has fully impaired the licensing agreement (see Note 3).

Property

The Company does not own any real estate or other property. The Company’s office is located at 800 West El Camino Real, Mountain View, CA, 94040.

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2015-13 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3.     INTANGIBLE ASSET

	As of March 31, 2015	As of March 31, 2014
	Gross Carrying Amount	Gross Carrying Amount
Licensing agreement	$ -	$300,000

The Company suspended the business venture relating to the SMB licensing agreement. As of March 31, 2015, the entire amount of $300,000 related to the licensing agreement was written-off.

NOTE 4.     INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at March 31, 2015, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended March 31, 2015, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.

At March 31, 2015, the Company had net loss carry forwards of $518,439 which expire through its tax year ending 2032. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 5.  DUE TO RELATED PARTY

Amounts due to related party at March 31, 2015 are non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 6.  STOCKHOLDERS’ DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at March 31, 2014 and 2015.

Common Stock

On January 31, 2013, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which will effect a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split was distributed to all shareholders of record on February 25, 2013. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share. There was no change in the par value of our common stock.

On June 28, 2013, the sole officer and director cancelled 309,300,000 common shares.

NOTE 6.  STOCKHOLDERS’ DEFICIT - Continued

On December 31, 2013, 2,700,000 common shares originally issued as collateral for a transaction were cancelled.

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

There are 500,000,000 common shares at $0.0001 par value authorized with 300,000,000 shares issued and outstanding at March 31, 2015 and 2014.

NOTE 7.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2015, loan payable to the CEO of the Company was $67,854 ($25,211 – 2014). The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.

NOTE 8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through March 31, 2015 the Company has had accumulated losses of $518,439. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 9. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2015 was below the FDIC insurance threshold.

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

The Company’s former CEO is also the CEO of Social Media Broadcasts (SMB) Limited.

As of March 31, 2015, no payments were made towards the agreement.

The Company suspended the business venture relating to the SMB licensing agreement.

NOTE 11. SUBSEQUENT EVENTS

Effective August 19, 2015, Hiu Chung (Stephen) Wong resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director of the company. Concurrently with the resignation of Mr. Wong, Michael J. Johnson was appointment as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as the sole director of our board of directors.

The Company has been unable to make any of the SMB licensing agreement payments as required under the agreement.  As a result, effective October 28, 2015 the Company and SMB have consented to a cancellation and termination of the licensing agreement.

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

Management, including our president (our principal executive officer and our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

19

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

Effective August 19, 2015, Hiu Chung (Stephen) Wong resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a Director of our company.   Mr. Wong’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with the resignation of Mr. Wong, Michael J. Johnson was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as the sole director of our board of directors.  There is no understanding or arrangement between Mr. Johnson and any other person pursuant to which Mr. Johnson was selected as a director. Mr. Johnson does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael J. Johnson	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	46	August 19, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Johnson - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Johnson has over 25 years of experience as a seasoned business owner and management consultant.

From January 2013 to May 2015, Mr. Johnson was president of Blue Sky Petroleum Inc.

From 1996 to 2004, Mr. Johnson was president and chief executive officer of Beland Distribution, a company that specialized in providing products to Loblaws and Independent Grocers throughout Ontario, Canada. As president and chief executive officer, his primary duty and responsibility was managing the company’s day-to-day operations.

From 2008 to 2010, Mr. Johnson was a consultant for World Wide Funding Group Int. and Dexia Banque Int. in Luxembourg. As a consultant, his duties and responsibilities were to manage international clients who were looking for alternative investments.

In 2010, Mr. Johnson founded MJ LTD, a small consulting firm that specialized in planning and managing business operations and start-up projects. As founder and president, his primary duty and responsibility was managing the company’s day-to-day operations. MJ LTD has worked with companies who primary look for startup capital.

Our company believes that Mr. Johnson's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1 on April 27, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Media Analytics Corporation, 800 W. El Camino Real, Suite 180, Mountain View, California, 94040.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)   our principal executive officer;

(b)   each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2015 and 2014; and

(c)   up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hiu Chung (Stephen) Wong(1) President, CEO, CFO Secretary, Treasurer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Kristin Cleland (2) Former President, CEO, CFO Secretary, Treasurer and Director	2015 2014	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)     Hiu Chung (Stephen) Wong acted as our president, chief executive officer, chief financial officer secretary, treasurer and director from June 7, 2013 to August 19, 2015.

(2)     Kristin Cleland resigned as our president, chief executive officer, chief financial officer secretary, treasurer and director on June 7, 2013.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended March 31, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2015.

Option Exercises

During our fiscal year ended March 31, 2015 there were no options exercised by our named officers.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 7, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael J. Johnson(2) 800 W. El Camino Real, Suite 180, Mountain View, California 94040	Common	Nil	Nil
Directors and Officers as a group	Common	Nil	Nil
Hiu Chung (Stephen) Wong Suite 1802, 18th Floor Chinachem Exchange Square 1 Hoi Wan Street Quarry Bay, Hong Kong	Common	76,000,000	25.3%
All 5%+ Shareholders as a Group

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 7, 2015. As of December 7, 2015, there were 300,000,000 shares of our company’s common stock issued and outstanding.

(2)	Michael J. Johnson is our sole officer and director.

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director consisting of Michael J. Johnson. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2015 and for the fiscal year ended March 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2015 $	March 31, 2014 $
Audit Fees	16,283	7,685
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,283	7,685

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

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA ANALYTICS CORPORATION
(Registrant)
Dated: January 8, 2016	By:	/s/ Michael J. Johnson
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

Dated: January 8, 2016	By:	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)