Form 10-Q
period 2015-06-30
Media Analytics Corp
filed 2016-02-09
CIK 1518171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	______________

Commission File Number 000-54828

MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 W. El Camino Real, Suite 180, Mountain View, California	94040
(Address of principal executive offices)	(Zip Code)

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

300,000,000 common shares issued and outstanding as of January 27, 2016.

PART I – FINANCIAL INFORMATION
Item 1.                  Financial Statements
The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

CONDENSED INTERIM FINANCIAL STATEMENTS

 June 30, 2015
(Unaudited)

Condensed Balance sheets (Unaudited)	F–1

Condensed Statements of operations (Unaudited)	F–2

Condensed Statements of cash flows (Unaudited)	F–3

Notes to Interim Condensed Financial Statements (Unaudited)	F–4

MEDIA ANALYTICS CORPORATION
CONDENSED BALANCE SHEETS

	June 30,
	2015	March 31,
	(unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,945	$2,945

TOTAL ASSETS	$2,945	$2,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$149,648	$130,921
Due to related party	67,854	67,854
Total current liabilities	217,502	198,775

Long-term debt – related party	300,000	300,000

TOTAL LIABILITIES	517,502	498,775

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding

Common stock, $0.0001 par value 500,000,000 shares authorized 300,000,000 shares issued and outstanding At June 30, 2015 and March 31, 2015	30,000	30,000
Additional paid-in capital	(7,391)	(7,391)
Retained deficit	(537,166)	(518,439)

TOTAL STOCKHOLDERS’ DEFICIT	(514,557)	(495,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,945	$2,945

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2015	2014

Revenue	$-	$-

Operating expenses
General and administrative	-	10
Investor relations	-	394
License fees	15,000	14,959
Transfer agent fees	-	600
Professional fees	3,727	3,348

Total Operating Expenses	18,727	19,311

Net loss	$(18,727)	$(19,311)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding
- basic and diluted	300,000,000	300,000,000

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,727)	$(19,311)

Changes in Operating Assets and Liabilities
Change in accounts payable and accrued expenses	18,727	19,311

Net cash used in operating activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,945	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the “Company”) is a company that was incorporated on March 16, 2011, and intends to develop and provide a social gaming mobile application for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company is focused on developing or acquiring software that helps companies track their social data. Currently the Company is the West Coast Distributor of Klarity (http://www.klarityanalytics.com).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10 K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.
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

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2015 or March 31, 2015, respectively.

Fair Value of Financial Investments
The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.
Advertising
The Company will expense advertising as incurred. Advertising expense was $0 for the period ended June 30, 2015 and 2014.
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

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
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
Recent Authoritative Accounting Pronouncements
The Company has reviewed the Accounting Standards Updates through ASU No. 2016-01 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.
NOTE 3.     INCOME TAXES
The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.
ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset amount of $182,636 and income tax expense have been fully offset by a valuation allowance at June 30, 2015, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at June 30, 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the three months ended June 30, 2015, the Company recognized no interest and penalties.
The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.
At June 30, 2015, the Company had net loss carry forwards of $537,166 which expire through its tax year ending 2035. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.
NOTE 4.  DUE TO RELATED PARTY

Amount due to related party at June 30, 2015, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5.  STOCKHOLDERS’ DEFICIT

Preferred Stock
There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2015 and March 31, 2015.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

NOTE 5.  STOCKHOLDERS’ DEFICIT - Continued
Common Stock
On January 31, 2013, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which effected a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split was distributed to all shareholders of record on February 25, 2013. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share. There was no change in the par value of our common stock.
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
There are 500,000,000 common shares at $0.0001 par value authorized with 300,000,000 shares issued and outstanding at June 30, 2015 and March 31, 2015.
NOTE 6.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.
As of June 30, 2015, loan payable to the CEO of the Company was $67,854 ($67,854 – March 31, 2015). The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.
NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through June 30, 2015 the Company has had a net loss of $537,166. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2015 was below the FDIC insurance threshold.
NOTE 9. COMMITMENT
On September 11, 2013, the Company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein the Company will have the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for an initial period of two years and for successive periods of one year each upon mutual agreement. Pursuant to the terms of the licensing agreement the Company shall pay to Social Media Broadcasts the following license fees:
(a) an initial nonrefundable fixed fee of US$300,000 payable in installments over 3 years;
(b) an annual technical support fee of US$60,000; and
(c) a 20% royalty payment on all sales of Klarity.
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
As of June 30, 2015, no payments were made towards the agreement.
The Company suspended the business venture relating to the SMB licensing agreement.
NOTE 10. SUBSEQUENT EVENTS
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

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2015 and 2014.

Expenses
Our operating results for the three months ended June 30, 2015 and 2014 are summarized as follows:
	Three Months Ended June 30,
	2015		2014
General and administrative expenses		$-	$10
Investor relations	$	Nil	$394
License fees		$15,000	$14,959
Transfer agent fees	$	Nil	$600
Professional fees		$3,727	$3,348
Net Loss		$(18,727)	$(19,311)
Total expenses for the three months ending June 30, 2015 were $18,727 resulting in a net loss for the period of $18,727 compared to a net loss of $19,311 for the three months ending June 30, 2014. The decrease in expenses was due to a reduction in investor relations expenses and transfer agent fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three months ending June 30, 2015 and 2014.
Liquidity and Capital Resources
Working Capital
	At	At
	June 30,	March 31,
	2015	2015
Current Assets	$2,945	$2,945
Current Liabilities	$217,502	$198,775
Working Capital (deficit)	$(214,557)	$(195,830)
Cash Flows
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2015		2014
Net Cash Provided by Operating Activities	$	Nil	$	Nil
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During the Period	$	Nil	$	Nil
At June 30, 2015, we had a working capital deficit of $214,557 as compared to a working capital deficit of $195,830 at March 31, 2015.
Net cash used in operating activities for the three months ended June 30, 2015 was $Nil as compared to net cash used in operating activities of $Nil for the three months ended June 30, 2014.
Going Concern
Our financial statements for the three month period ended June 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.
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
Critical Accounting Policies
Accounting Basis
Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Our company’s fiscal year end is March 31.
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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2015 or March 31, 2015, respectively.
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
Recent Accounting Pronouncements
Our company has reviewed the Accounting Standards Updates through ASU No. 2016-01 and these updates have no current applicability to our company or their effect on the financial statements would not have been significant.
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
Concurrently with the resignation of Mr. Wong, Michael J. Johnson was appointment as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as the sole director of our board of directors.  There is no understanding or arrangement between Mr. Johnson and any other person pursuant to which Mr. Johnson was selected as a director. Mr. Johnson does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

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

MEDIA ANALYTICS CORPORATION
Date: February 9, 2016	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)