Form 10-Q
period 2015-09-30
Media Analytics Corp
filed 2016-02-09
CIK 1518171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

650 903-2224
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
300,000,000 common shares issued and outstanding as of February 2, 2016.

PART I – FINANCIAL INFORMATION
Item 1.                  Financial Statements
The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Condensed Balance sheets (Unaudited)	F–1

Condensed Statements of operations (Unaudited)	F–2

Condensed Statements of cash flows (Unaudited)	F–3

Notes to Interim Condensed Financial Statements (Unaudited)	F–4

MEDIA ANALYTICS CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,522	$2,945

TOTAL ASSETS	$6,522	$2,945

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$163,297	$130,921
Due to related parties	79,943	67,854
Total current liabilities	243,240	198,775

Long-term debt - related party	300,000	300,000

TOTAL LIABILITIES	543,240	498,775

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding

Common stock, $0.0001 par value 500,000,000 shares authorized 300,000,000 shares issued and outstanding At September 30, 2015 and March 31, 2015	30,000	30,000
Additional paid-in capital	(7,391)	(7,391)
Retained deficit	(559,327)	(518,439)

TOTAL STOCKHOLDERS' DEFICIT	(536,718)	(495,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,522	$2,945

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
Filing fees	$458	$3,545	$458	$3,545
General and administrative	-	12,306	-	12,316
Investor relations	-	2,750	-	3,144
License fees	15,000	15,123	30,000	30,082
Transfer agent fees	2,150	1,100	2,150	1,700
Professional fees	4,553	20,085	8,280	23,433

Total Operating Expenses	22,161	54,909	40,888	74,220

Net loss	$(22,161)	$(54,909)	$(40,888)	$(74,220)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
- basic and diluted	300,000,000	300,000,000	300,000,000	300,000,000

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months	Six months
	ended	ended
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,888)	$(74,220)

Changes in Operating Assets and Liabilities
Change in accounts payable and accrued expenses	32,376	53,962
Change in due to related party	12,089	20,258

Net cash provided by operating activities	3,577	-

INCREASE IN CASH AND CASH EQUIVALENTS	3,577	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,522	$-

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the "Company") is a company that was incorporated on March 16, 2011, and intends to develop and provide a social gaming mobile application for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company is focused on develping or acquiring software that helps companies track their social data. Currently the Company is the West Coast Distributor of Klarity (http://www.klarityanalytics.com).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2015 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.
Cash and Cash Equivalents
Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.
Earnings (Loss) per Share
The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.
Dividends
The Company has not adopted any policy regarding payment of dividends.  On October 3, 2014, the Company's board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2015 or March 31, 2015, respectively.

Fair Value of Financial Investments
The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.
Advertising
The Company will expense advertising as incurred. Advertising expense was $0 and $4,000 for the period ended September 30, 2015 and 2014, respectively.
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
September 30, 2015
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Intangible Assets
The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Property
The Company does not own any real estate or other property. The Company's office is located at 800 West El Camino Real, Mountain View, CA, 94040.
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
ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset in the amount of $190,171 and income tax expense have been fully offset by a valuation allowance at September 30, 2015, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30, 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the six months ended September 30, 2015, the Company recognized no interest and penalties.
The Company has filed all income tax returns since inception.  All tax periods since inception remain open to examination by the taxing jurisdiction to which the Company is subject.
At September 30, 2015, the Company had net loss carry forwards of $559,327 which expire through its tax year ending 2035. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.
NOTE 4.  DUE TO RELATED PARTY

Amount due to related party at September 30, 2015, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5.  STOCKHOLDERS' DEFICIT

Preferred Stock
There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at September 30, 2015 and March 31, 2015.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 5.  STOCKHOLDERS' DEFICIT - Continued
Common Stock
On January 31, 2013, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which affected a 20 for one forward stock split of our issued and outstanding common stock. The forward stock split was distributed to all shareholders of record on February 25, 2013. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share. There was no change in the par value of our common stock.
On June 28, 2013, the sole officer and director cancelled 309,300,000 common shares.
On December 31, 2013, 2,700,000 common shares originally issued as collateral for a transaction were cancelled.
On October 3, 2014, the Company's board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of its common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (FINRA). Upon the payment of the stock dividend, the Company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.
There are 500,000,000 common shares at $0.0001 par value authorized with 300,000,000 shares issued and outstanding at September 30, 2015 and March 31, 2015.
NOTE 6.  RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.
Effective August 19, 2015, the CEO of the Company resigned and a new director was appointed for the position.
As of September 30, 2015, loan payable to the former CEO of the Company was $67,854 ($67,854 – March 31, 2015) and loan payable to the current CEO of the Company was $12,089. The purpose of the loans was to pay for current administrative expense. The loans are due on demand and bear no interest.
NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through September 30, 2015 the Company has  a retained deficit of $559,327. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at September 30, 2015 was below the FDIC insurance threshold.
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
The Company's social media tools and solutions will enable advertisers, publishers and agencies in the U.S. and U.K. markets to gather deep social intelligence, generate true engagement and simplify promotional management. The Company's current offering as a result of the license agreement, Klarity, is a comprehensive and robust social analytics dashboard available. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for Western marketers to gain insights into the social behavior of Asian consumers.
The Company's former CEO is also the CEO of Social Media Broadcasts (SMB) Limited.
As of September 30, 2015, no payments were made towards the agreement.
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
Results of Operations
The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2015 and 2014.

Expenses
Our operating results for the three and six months ended September 30, 2015 and 2014 are summarized as follows:
			Three Months Ended	Six Months Ended
			September 30,	September 30,
	2015		2014	2015		2014
Filing Fees		$458	$3,545		$458	$3,545
General and administrative expenses	$	Nil	$12,306	$	Nil	$12,316
Investor relations	$	Nil	$2,750	$	Nil	$3,144
License fees		$15,000	$15,123		$30,000	$30,082
Transfer agent fees		$2,150	$1,100		$2,150	$1,700
Professional fees		$4,553	$20,085		$8,280	$23,433
Net Loss		$(22,161)	$(54,909)		$(40,888)	$(74,220)
Total expenses for the three months ending September 30, 2015 were $22,161 resulting in a net loss for the period of $22,161 compared to a net loss of $54,909 for the three months ending September 30, 2014. The decrease in expenses was due to a reduction in general and administrative expenses and professional fees. Total expenses for the six months ending September 30, 2015 were $40,888 resulting in a net loss for the period of $40,888 compared to a net loss of $74,220 for the six months ending September 30, 2014. The decrease in expenses was due to a reduction in general and administrative expenses and professional fees. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three and six months ending September 30, 2015.
Liquidity and Capital Resources
Working Capital
	At	At
	September 30,	March 31,
	2015	2015
Current Assets	$6,522	$2,945
Current Liabilities	$243,240	$198,775
Working Capital	$(236,718)	$(195,830)
Cash Flows
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Net Cash Provided by (Used in) Operating Activities	$3,577	$	Nil
Net Cash Provided by Investing Activities	$ Nil	$	Nil
Net Cash Provided by Financing Activities	$ Nil	$	Nil
Net Increase (Decrease) in Cash During the Period	$3,577	$	Nil
At September 30, 2015 we had working capital deficit of $236,718 as compared to working capital deficit of $195,830 at March 31, 2015.
Net cash provided by operating activities for the six months ended September 30, 2015 was $3,577 as compared to net cash provided by operating activities of $Nil for the six months ended September 30, 2014.
Going Concern
Our financial statements for the six month period ended September 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Income Taxes
Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2015 or March 31, 2015, respectively.

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