Form 10-Q
period 2015-12-31
Media Analytics Corp
filed 2016-02-18
CIK 1518171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-54828

MEDIA ANALYTICS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 W. El Camino Real, Suite 180, Mountain View, California	94040
(Address of principal executive offices)	(Zip Code)

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
300,000,000 common shares issued and outstanding as of February 12, 2016.

PART I – FINANCIAL INFORMATION
Item 1.                  Financial Statements
The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

MEDIA ANALYTICS CORPORATION

CONDENSED INTERIM FINANCIAL STATEMENTS

 December 31, 2015
(Unaudited)

Condensed Balance sheets (Unaudited)	F–1

Condensed Statements of operations (Unaudited)	F–2

Condensed Statements of cash flows (Unaudited)	F–3

Notes to Interim Condensed Financial Statements (Unaudited)	F–4

MEDIA ANALYTICS CORPORATION
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,431	$2,945
Prepaid expense	1,500	-

TOTAL ASSETS	$6,931	$2,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,740	$130,921
Due to related parties	91,193	67,854
Total current liabilities	127,933	198,775

Long-term debt - related party	-	300,000

TOTAL LIABILITIES	127,933	498,775

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding	-	-
Common stock, $0.0001 par value 500,000,000 shares authorized 300,000,000 shares issued and outstanding At December 31, 2015 and March 31, 2015	30,000	30,000
Additional paid-in capital	415,814	(7,391)
Retained deficit	(566,816)	(518,439)

TOTAL STOCKHOLDERS’ DEFICIT	(121,002)	(495,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,931	$2,945

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
Filing fees	$1,530	$1,875	$1,988	$5,420
General and administrative	-	2,122	-	14,438
Investor relations	-	-	-	3,144
License fees	-	15,123	30,000	45,205
Transfer agent fees	-	1,000	2,150	2,700
Professional fees	5,958	6,000	14,239	29,433

Total Operating Expenses	7,488	26,120	48,377	100,340

Net loss	$(7,488)	$(26,120)	$(48,377)	$(100,340)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	300,000,000	300,000,000	300,000,000	300,000,000

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	ended	ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,377)	$(100,340)

Changes in Operating Assets and Liabilities
Change in prepaid expense	(1,500)	-
Change in accounts payable and accrued expenses	29,024	63,461
Change in due to related party	23,339	37,592

Net cash provided by operating activities	2,486	713

INCREASE IN CASH AND CASH EQUIVALENTS	2,486	713

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,431	$713

Supplemental Disclosures of Cash Flow Information
Non-cash investing & financing activities

Forgiveness of long-term debt related party	$300,000	$-
Forgiveness of related party accrued expenses	$123,205	$-

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
December 31, 2015
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
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.
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
December 31, 2015
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2015 or March 31, 2015, respectively.

Fair Value of Financial Investments
The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.
Advertising
The Company will expense advertising as incurred. Advertising expense was $0 and $4,000 for the periods ended December 31, 2015 and 2014, respectively.
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
December 31, 2015
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
ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset in the amount of $192,717 and income tax expense have been fully offset by a valuation allowance of the same amount at December 31, 2015, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2015. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the nine months ended December 31, 2015, the Company recognized no interest and penalties.
The Company has filed all income tax returns since inception.  Tax periods since 2012 remain open to examination by the taxing jurisdiction to which the Company is subject.
At December 31, 2015, the Company had net loss carry forwards of $566,816 which expire through its tax year ending 2036. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.
NOTE 4.  DUE TO RELATED PARTY

Amount due to related party at December 31, 2015, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5.  STOCKHOLDERS’ DEFICIT

Preferred Stock
There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2015 and March 31, 2015.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
December 31, 2015
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
There are 500,000,000 common shares at $0.0001 par value authorized with 300,000,000 shares issued and outstanding at December 31, 2015 and March 31, 2015.
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

As of December 31, 2015, loan payable to the former CEO of the Company was $67,854 ($67,854 – March 31, 2015) and loan payable to the current CEO was $23,339. The purpose of the loans was to pay for current administrative expense. The loans are due on demand and bear no interest.
NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through December 31, 2015 the Company has had a net loss of $566,816. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

MEDIA ANALYTICS CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2015 was below the FDIC insurance threshold.
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
As of December 31, 2015, no payments were made towards the agreement.
The Company suspended the business venture relating to the SMB licensing agreement.
The Company has been unable to make any of the SMB licensing agreement payments as required under the agreement. As a result, effective October 28, 2015 the Company and SMB have consented to a cancellation and termination of the licensing agreement.
NOTE 10. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date these financial statements were issued.  Based on our evaluation no events have occurred that require disclosure.

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
Results of Operations
The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2015 and 2014.

Expenses
Our operating results for the three and nine months ended December 31, 2015 and 2014 are summarized as follows:
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2015		2014		2015		2014
Filing Fees		$1,530		$1,875		$1,988	$5,420
General and administrative expenses	$	Nil		$2,122	$	Nil	$14,438
Investor relations	$	Nil	$	Nil	$	Nil	$3,144
License fees	$	Nil		$15,123		$30,000	$45,205
Transfer agent fees	$	Nil		$1,000		$2,150	$2,700
Professional fees		$5,958		$6,000		$14,239	$29,433
Net Loss		$(7,488)		$(26,120)		$(48,377)	$(100,340)
Total expenses for the three months ending December 31, 2015 were $7,488 resulting in a net loss for the period of $7,488 compared to a net loss of $26,120 for the three months ending December 31, 2014. The decrease in expenses was due to a reduction in general and administrative expenses, transfer agent fees and license fees. Total expenses for the nine months ending December 31, 2015 were $48,377 resulting in a net loss for the period of $48,377 compared to a net loss of $100,340 for the nine months ending December 31, 2014. The decrease in expenses was due to a reduction in all expenses of our company. Basic net loss per share amounted to $0.00 and $0.00, respectively, for the three and nine months ending December 31, 2015.
Liquidity and Capital Resources
Working Capital
	At	At
	December 31,	March 31,
	2015	2015
Current Assets	$6,931	$2,945
Current Liabilities	$127,933	$198,775
Working Capital	$(121,002)	$(195,830)
Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
Net Cash Provided by (Used in) Operating Activities	$2,486	$713
Net Cash Provided by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$ Nil	$ Nil
Net Increase (Decrease) in Cash During the Period	$2,486	$713
At December 31, 2015 we had working capital deficit of $121,002 as compared to working capital deficit of $195,830 at March 31, 2015.
Net cash provided by operating activities for the nine months ended December 31, 2015 was $2,486 as compared to net cash provided by operating activities of $713 for the nine months ended December 31, 2014.
Going Concern
Our financial statements for the nine month period ended December 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes
Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2015 or March 31, 2015, respectively.
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

MEDIA ANALYTICS CORPORATION
Date: February 18, 2016	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)