Form 10-K
period 2016-03-31
Media Analytics Corp
filed 2016-06-29
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_________] to [_________]

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2015 was $208,800 based on a $0.0029 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

10,000,629 common shares as of June 23, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", and "our company", refer to Media Analytics Corporation, a Florida corporation, unless otherwise indicated.

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

The name change was approved by the Financial Industry Regulatory Authority (FINRA) and became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 3, 2013 under the symbol "MEDA".

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

On February 26, 2016, our company's board of directors, and a majority of our stockholders approved by resolution, a reverse stock split of our authorized and issued and outstanding shares of common stock on a thirty (30) old for one (1) new basis. Articles of Amendment to the Articles of Incorporation for the reverse stock split were filed and became effective with the Florida Secretary of State on March 22, 2016. Consequently, our authorized share capital decreased from 500,000,000 shares of common stock to 16,666,667 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 300,000,000 to 10,000,629 shares of common stock, all with a par value of $0.0001. The reverse split became effective with the OTC Markets at the opening of trading on March 30, 2016. Our CUSIP number is 584393 201.

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

Markets

Our company's social media tools and solutions were to enable advertisers, publishers and agencies in Canada, the United States and the United Kingdom (including the Republic of Ireland) markets to gather deep social intelligence, generate true engagement and simplify promotional management. Having the license to the Klarity Analytic Dashboard, which is a comprehensive and robust social analytics dashboard, would have allowed us to deliver detailed comparative metrics from the widest range of social platforms, and would provide the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

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

Subsidiaries

We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to our Overall Business Operations

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $53,183 and $413,070 for the fiscal years ended March 31, 2016 and 2015, respectively. As a result, at March 31, 2016, we had an accumulated deficit of $571,622 and a total stockholders' deficit of $125,808. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our social media tools. We may not be able to successfully commercialize our social media tools or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended March 31, 2016 and 2015, respectively, with respect to their doubt about our ability to continue as a going concern. As discussed in Note 7 to our financial statements for the year ended March 31, 2016, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our company may be unable to manage its future growth. If our company cannot successfully manage the growth, our company may run out of money and fail.

Any extraordinary growth may place a significant strain on management, finance, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our company's financial condition or the results of its operations.

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

Our company's sole officer and director may not be in a position to devote a majority of his time to our company, which may result in periodic interruptions and even business failure.

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

Our company's management may decide due to economic reasons to retain independent contractors to provide services to our company. Those independent individuals have no fiduciary duty to the shareholders of our company and may not perform as expected.

Risks Related to the Market for our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management's attention and resources.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a "penny stock," we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were originally listed on the OTC Markets under the trading symbol "BLFL". Effective September 3, 2013, our stock symbol changed to "MEDA".

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
March 31, 2016	$0.00255	$0.0006
December 31, 2015	$0.003	$0.0007
September 30, 2015	$0.0048	$0.0015
June 30, 2015	$0.055	$0.032
March 31, 2015	$0.032	$0.0031
December 31, 2014	$0.12	$0.0125
September 30, 2014	$0.192	$0.0401
June 30, 2014	$0.63	$0.16
March 31, 2014	$0.40	$0.1203

Our common stock is issued in registered form. Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Suite 230, Ardmore, PA 19003, telephone number (484) 416-3124, is the registrar and transfer agent for our common stock.

Shareholders of Record

As of June 23, 2016, there were 2 holders of record of our common stock. As of such date, 10,000,629 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2016.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2016.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2016 and March 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended March 31, 2016 and 2015. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended March 31, 2016 and 2015

	Year Ended
	March 31,
	2016		2015
Revenue	$	Nil	$	Nil
Total Operating Expenses		$53,183		$413,070
Net Loss		$(53,183)		$(413,070)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the years ended March 31, 2016 and 2015 are summarized as follows:

	Year Ended
	March 31,
	2016		2015
Filing fees		$6,618	$5,420
General and administrative expenses	$	Nil	$14,562
Investor relations	$	Nil	$3,144
License fees		$30,000	$60,000
Transfer agent fees		$2,150	$2,700
Professional fees		$14,415	$27,244
Impairment of intangible asset	$	Nil	$300,000
Net Loss		$(53,183)	$(413,070)

Total expenses for the year ended March 31, 2016 were $53,183 resulting in a net loss for the year of $53,183 compared to a net loss of $413,070 for the year ended March 31, 2015. The decrease in expenses was primarily due to the elimination of the impairment of intangible assets.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	March 31,
	2016	2015
Current Assets	$3,211	$2,945
Current Liabilities	$129,019	$198,775
Working Capital (deficit)	$(125,808)	$(195,830)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$266	$2,945
Net Cash Provided by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$ Nil	$ Nil
Net Increase (Decrease) in Cash During the Period	$266	$2,945

As at March 31, 2016, we had a working capital deficit of $125,808 consisting of cash on hand of $3,211 and $129,019 in current liabilities as compared to a working capital deficit of $195,830 with $2,945 of cash on hand and $198,775 in current liabilities as at March 31, 2015.

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2016 was $266 as compared to net cash provided by operating activities of $2,945 for the year ended March 31, 2015. The decrease of cash provided by operating activities was due to the changes in our level of operating activities.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2016 was $Nil as compared to net cash provided by financing activities of $Nil for the year ended March 31, 2015.

Cash Requirements

As of March 31, 2016, our company did not raise any funds from financing activities. There was $3,211 cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	5,000
Transfer agent fees	3,000
Professional fees	13,000
Total	21,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $21,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended March 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2016 or 2015, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

MEDIA ANALYTICS

CORPORATION

FINANCIAL STATEMENTS

March 31, 2016 and 2015

Heaton & Company, PLLC

Kristofer Heaton, CPA William R. Denney, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Media Analytics Corporation

We have audited the accompanying balance sheets of Media Analytics Corporation (the Company) as of March 31, 2016 and 2015, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Analytics Corporation as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital and has had recurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com	/s/ Heaton & Company, PLLC Farmington, Utah June 29, 2016

MEDIA ANALYTICS CORPORATION

BALANCE SHEETS

	March 31,	March 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,211	$2,945

TOTAL ASSETS	$3,211	$2,945

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,018	$130,921
Due to related parties	123,001	67,854
Total current liabilities	129,019	198,775

Long-term debt - related party	-	300,000

TOTAL LIABILITIES	129,019	498,775

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding	-	-
Common stock, $0.0001 par value 16,666,667 shares authorized 10,000,629 shares issued and outstanding At March 31, 2016 and March 31, 2015	1,000	1,000
Additional paid-in capital	444,814	21,609
Retained deficit	(571,622)	(518,439)

TOTAL STOCKHOLDERS' DEFICIT	(125,808)	(495,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,211	$2,945

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	March 31,	March 31,
	2016	2015

Revenue	$-	$-

Operating expenses
Filing fees	$6,618	$5,420
General and administrative	-	14,562
Investor relations	-	3,144
License fees	30,000	60,000
Transfer agent fees	2,150	2,700
Professional fees	14,415	27,244
Impairment of intangible asset	-	300,000

Total Operating Expenses	53,183	413,070

Net loss	$(53,183)	$(413,070)

Basic and diluted loss per share	$(0.01)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	10,000,629	10,000,629

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

STATEMENT STOCKHOLDERS' DEFICIENCY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2014	10,000,629	$1,000	$21,609	$(105,369)	$(82,760)

Loss for the year ended March, 2015	-	-	-	(413,070)	(413,070)

Balance - March 31, 2015	10,000,629	$1,000	$21,609	$(518,439)	$(495,830)

Debt settlement	-	-	423,205	-	423,205

Loss for the year ended March, 2016	-	-	-	(53,183)	(53,183)

Balance - March 31, 2016	10,000,629	$1,000	$444,814	$(571,622)	$(125,808)

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	March 31,	March 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,183)	$(413,070)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities

Impairment of intangible assets	-	300,000

Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts payable and accrued liabilities	(1,698)	73,372
Increase in due to related party	55,147	42,643

Net cash provided by (used in) operating activities	266	2,945

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266	2,945

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,211	$2,945

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-
Non-cash investing activity:
Forgiveness of long-term debt related party	$300,000	$-
Forgiveness of related party accrued expenses	$123,205	$-

The accompany notes are an integral part of these financial statements.

MEDIA ANALYTICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Media Analytics Corporation (formerly FanSport, Inc.) (the "Company") is a company that was incorporated on March 16, 2011, and intended to develop and provide a social gaming mobile applications for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company is focused on developing or acquiring software that helps companies track their social data. Currently the Company is the West Coast Distributor of Klarity (http://www.klarityanalytics.com).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company's fiscal year end is March 31.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2016 or March 31, 2015, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 for years ended March 31, 2016 and 2015, respectively.

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

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2016-13 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset in the amount of $193,841 and income tax expense have been fully offset by a valuation allowance of the same amount at March 31, 2016, leaving a balance of $0. The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2016. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the yearended March 31, 2016, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception. Tax periods since 2012 remain open to examination by the taxing jurisdiction to which the Company is subject.

At March 31, 2016, the Company had net loss carry forwards of $570,122 which expire through its tax year ending 2035. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. DUE TO RELATED PARTY

Amounts due to related parties at March 31, 2016, are non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5. STOCKHOLDERS' DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at March 31, 2016 and March 31, 2015.

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

On February 26, 2016, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which affected a reverse stock split of our issued and outstanding common stock on a thirty (30) old for one (1) new basis. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share. There was no change in the par value of our common stock. The split is reflected retrospectively in the accompanying financial statements.

There are 16,666,667 common shares at $0.0001 par value authorized with 10,000,629 shares issued and outstanding at March 31, 2016 and March 31, 2015.

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

During the year ended March 31, 2016, the former CEO assigned $67,854 of his debt to the current CEO. As of March 31, 2016, loan payable to the CEO of the Company was $123,001 ($67,854 – March 31, 2015). The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through March 31, 2016 the Company has had a net loss of $570,122. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2016 was below the FDIC insurance threshold.

NOTE 9. COMMITMENT

On September 11, 2013, the Company entered into a licensing agreement with Social Media Broadcasts (SMB) Limited wherein the Company will have the right to the sales and marketing of the Klarity Analytic Dashboard in Canada, the United States and the United Kingdom (including the Republic of Ireland) for an initial period of two years and for successive periods of one year each upon mutual agreement. Pursuant to the terms of the licensing agreement the Company shall pay to Social Media Broadcasts the following license fees:

(a)	an initial nonrefundable fixed fee of US$300,000 payable in installments over 3 years;

(b)	an annual technical support fee of US$60,000; and

(c)	a 20% royalty payment on all sales of Klarity.

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

As of March 31, 2016, no payments were made towards the agreement.

The Company suspended the business venture relating to the SMB licensing agreement.

The Company has been unable to make any of the SMB licensing agreement payments as required under the agreement. As a result, effective October 28, 2015 the Company and SMB have consented to a cancellation and termination of the licensing agreement.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

Management, including our president (our principal executive officer and our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Our management has concluded that, as of March 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Michael J. Johnson	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	47	August 19, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Johnson - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Johnson has over 25 years of experience as a seasoned business owner and management consultant.

From January 2013 to May 2015, Mr. Johnson was president of Blue Sky Petroleum Inc.

From 1996 to 2004, Mr. Johnson was president and chief executive officer of Beland Distribution, a company that specialized in providing products to Loblaws and Independent Grocers throughout Ontario, Canada. As president and chief executive officer, his primary duty and responsibility was managing the company's day-to-day operations.

From 2008 to 2010, Mr. Johnson was a consultant for World Wide Funding Group Int. and Dexia Banque Int. in Luxembourg. As a consultant, his duties and responsibilities were to manage international clients who were looking for alternative investments.

In 2010, Mr. Johnson founded MJ LTD, a small consulting firm that specialized in planning and managing business operations and start-up projects. As founder and president, his primary duty and responsibility was managing the company's day-to-day operations. MJ LTD has worked with companies who primary look for startup capital.

Our company believes that Mr. Johnson's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports		Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Michael J. Johnson	1	(1)	1	N/A

___________________

(1)	The director/officer or 10% shareholder was late filing a Form 3, Initial Statement of Beneficial Ownership.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael J. Johnson(1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Hiu Chung (Stephen) Wong(2)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO Secretary, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

___________________

(1)	Michael J. Johnson was appointed as our president, chief executive officer, chief financial officer secretary, treasurer and director on August 19, 2015.

(2)	Hiu Chung (Stephen) Wong acted as our president, chief executive officer, chief financial officer secretary, treasurer and director from June 7, 2013 to August 19, 2015.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended March 31, 2016 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2016.

Option Exercises

During our fiscal year ended March 31, 2016 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 23, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Michael J. Johnson 800 W. El Camino Real, Suite 180, Mountain View, California 94040	Common	7,600,000 Common Shares	76%

Directors and Officers as a group	Common	7,600,000 Common Shares	76%

___________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 23, 2016. As of June 23, 2016, there were 10,000,629 shares of our company's common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director consisting of Michael J. Johnson. We have determined that our sole director is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2016 and for the fiscal year ended March 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2016 $	March 31, 2015 $
Audit Fees	7,500	16,283
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,500	16,283

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)

3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)

3.4	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)

3.5	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 30, 2016)

(10)	Material Contracts

10.1	Licensing Agreement dated September 11, 2013 between our company and Social media Broadcasts (SMB) Limited (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2013)

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
___________________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA ANALYTICS CORPORATION
(Registrant)

Dated: June 29, 2016	By:	/s/ Michael J. Johnson
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

Dated: June 29, 2016	By:	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

