Form 10-Q
period 2016-06-30
Media Analytics Corp
filed 2016-08-15
CIK 1518171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-54828

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

10,000,629 common shares issued and outstanding as of August 5, 2016.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

3

MEDIA ANALYTICS CORPORATION

CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

MEDIA ANALYTICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,161	$3,211

TOTAL ASSETS	$2,161	$3,211

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,895	$6,018
Due to related party	126,001	123,001
TOTAL LIABILITIES	132,896	129,019

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding
Common stock, $0.0001 par value 16,666,667 shares authorized 10,000,629 shares issued and outstanding At June 30, 2016 and March 31, 2016.	1,000	1,000
Additional paid-in capital	444,814	444,814
Retained deficit	(576,549)	(571,622)

TOTAL STOCKHOLDERS' DEFICIT	(130,735)	(125,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,161	$3,211

See notes to interim condensed financial statements.

5

MEDIA ANALYTICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2016	2015

Revenue	$-	$-

Operating expenses
License fees	-	15,000
Professional fees	4,927	3,727

Total Operating Expenses	4,927	18,727

Net loss	$(4,927)	$(18,727)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding-basic and diluted	10,000,629	10,000,629

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,927)	$(18,727)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	877	18,727
Increase in due to related party	3,000	-

Net cash used in operating activities	(1,050)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,050)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,211	2,945

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,161	$2,945

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2016 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

June 30, 2016

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June, 2016 or March 31, 2016, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 for the period ended June 30, 2016 and 2015.

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

June 30, 2016

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset in the amount of $196,027 and income tax expense have been fully offset by a valuation allowance of the same amount at March 31, 2016, leaving a balance of $0.  The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2016. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended March 31, 2016, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception. Tax periods since 2012 remain open to examination by the taxing jurisdiction to which the Company is subject.

At June 30, 2016, the Company had net loss carry forwards of $576,549 which expire through its tax year ending 2035. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. DUE TO RELATED PARTY

Amount due to related party at June 30, 2016, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5. STOCKHOLDERS' DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2016 and March 31, 2016.

MEDIA ANALYTICS CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

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

There are 16,666,667 common shares at $0.0001 par value authorized with 10,000,629 shares issued and outstanding at June 30, 2016.

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

As of June 30, 2016, loan payable to the CEO of the Company was $126,001 ($123,001 –March 31, 2016). The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through June 30, 2016 the Company has had a net loss of $576,549. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

MEDIA ANALYTICS CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2016 was below the FDIC insurance threshold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Media Analytics Corporation, a Florida corporation, unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2016 and 2015.

Expenses

Our operating results for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended
	June 30,
	2016	2015
Filing Fees	$-	$-
General and administrative expenses	$-	$-
Investor relations	$-	$-
License fees	$-	$15,000
Transfer agent fees	$-	$-
Professional fees	$4,927	$3,727
Net Loss	$(4,927)	$(18,727)

Total expenses for the three months ending June 30, 2016 were $4,927 resulting in a net loss for the period of $4,927 compared to a net loss of $18,727 for the three months ending June 30, 2015. The decrease in expenses was due to inactivity.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	March 31,
	2016	2016
Current Assets	$2,161	$3,211
Current Liabilities	$132,896	$129,019
Working Capital	$(130,735)	$(125,808)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(1,050)	$	Nil
Net Cash Provided by Investing Activities	$ Nil	$	Nil
Net Cash Provided by Financing Activities	$ Nil	$	Nil
Net Increase (Decrease) in Cash During the Period	$(1,050)	$	Nil

At June 30, 2016 we had working capital deficit of $130,735 as compared to working capital deficit of $125,808 at March 31, 2016.

Net cash used in operating activities for the three months ended June 30, 2016 was $1,050 as compared to net cash provided by operating activities of $Nil for the three months ended June 30, 2015.

Going Concern

Our financial statements for the three month period ended June 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Accounting Basis

Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Our company's fiscal year end is March 31.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2016 or March 31, 2016, respectively.

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

Recent Accounting Pronouncements

Our company has reviewed the Accounting Standards Updates through ASU No. 2016-13 and these updates have no current applicability to our company or their effect on the financial statements would not have been significant.

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

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA ANALYTICS CORPORATION

Date: August 15, 2016	By:	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

