Form 10-Q
period 2016-09-30
Media Analytics Corp
filed 2016-11-18
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

10,000,629 common shares issued and outstanding as of November 15, 2016.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Media Analytics Corporation follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

3

MEDIA ANALYTICS CORPORATION

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

MEDIA ANALYTICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$3,211

TOTAL ASSETS	$-	$3,211

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,248	$6,018
Due to related party	127,801	123,001
TOTAL LIABILITIES	137,049	129,019

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value 10,000,000 shares authorized None issued or outstanding
Common stock, $0.0001 par value 16,666,667 shares authorized 10,000,629 shares issued and outstanding at September 30, 2016 and March 31, 2016.	1,000	1,000
Additional paid-in capital	444,814	444,814
Retained deficit	(582,863)	(571,622)

TOTAL STOCKHOLDERS' DEFICIT	(137,049)	(125,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,211

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses
Filing fees	$2,370	$458	$2,370	$458
License fees	-	15,000	-	30,000
Transfer agent fees	-	2,150	-	2,150
Professional fees	3,944	4,553	8,871	8,280

Total Operating Expenses	6,314	22,161	11,241	40,888

Net loss	$(6,314)	$(22,161)	$(11,241)	$(40,888)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding -basicanddiluted	10,000,629	10,000,629	10,000,629	10,000,629

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	September 30,	September30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,241)	$(40,888)

Changes in Operating Assets and Liabilities
Increase in accounts payable and accrued expenses	3,230	32,376
Increase in due to related party	4,800	12,089

Net cash provided by (used in) operating activities	(3,211)	3,577

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,211)	3,577

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,211	2,945

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$6,522

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

MEDIA ANALYTICS CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2016 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

September 30, 2016

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2016 or March 31, 2016, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 for the period ended September 30, 2016 and 2015.

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

September 30, 2016

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property

The Company does not own any real estate or other property. The Company's office is located at 800 West El Camino Real, Mountain View, CA, 94040.

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2016-17 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset in the amount of $198,173 and income tax expense have been fully offset by a valuation allowance of the same amount at September 30, 2016, leaving a balance of $0. The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30, 2016. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the period ended September 30, 2016 and the year ended March 31, 2016, the Company recognized no interest and penalties.

The Company has filed all income tax returns since inception. Tax periods since 2012 remain open to examination by the taxing jurisdiction to which the Company is subject.

At September 30, 2016, the Company had net loss carry forwards of $582,863 which expire through its tax year ending 2036. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. DUE TO RELATED PARTY

Amount due to related party at September 30, 2016, is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5. STOCKHOLDERS' DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at September 30, 2016 and March 31, 2016.

MEDIA ANALYTICS CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 5. STOCKHOLDERS' DEFICIT - Continued

Common Stock

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

There are 16,666,667 common shares at $0.0001 par value authorized with 10,000,629 shares issued and outstanding at September 30, 2016.

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

As of September 30, 2016, loan payable to the CEO of the Company was $127,801 ($123,001 – March 31, 2016). The purpose of the loan was to pay for current administrative expense. The loan is due on demand and bears no interest.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through September 30, 2016 the Company has had a net loss of $582,863. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

MEDIA ANALYTICS CORPORATION

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at September 30, 2016 was below the FDIC insurance threshold.

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

On February 26, 2016, our company’s board of directors, and a majority of our stockholders approved by resolution, a reverse stock split of our authorized and issued and outstanding shares of common stock on a thirty (30) old for one (1) new basis. Articles of Amendment to the Articles of Incorporation for the reverse stock split were filed and became effective with the Florida Secretary of State on March 22, 2016. Consequently, our authorized share capital decreased from 500,000,000 shares of common stock to 16,666,667 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 300,000,000 to 10,000,629 shares of common stock, all with a par value of $0.0001. The reverse split became effective with the OTC Markets at the opening of trading on March 30, 2016. Our CUSIP number is 584393 201.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2016 and 2015.

Expenses

Our operating results for the three and six months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Filing Fees	$2,370	$458	2,370	458
License fees	$-	$15,000	-	30,000
Transfer agent fees	$-	$2,150	-	2,150
Professional fees	$3,944	$4,553	8,871	8,280
Net Loss	$(6,314)	$(22,161)	(11,241)	(40,888)

Total expenses for the three months ended September 30, 2016 were $6,314 resulting in a net loss for the period of $6,314 compared to a net loss of $22,161 for the three months ended September 30, 2015. The decrease in expenses was due to inactivity. Total expenses for the six months ended September 30, 2016 were $11,241 resulting in a net loss for the period of $11,241 compared to a net loss of $40,888 for the six months ended September 30, 2015. The decrease in expenses was due to inactivity.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	March 31,
	2016	2016
Current Assets	$-	$3,211
Current Liabilities	$137,049	$129,019
Working Capital	$(137,049)	$(125,808)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(3,211)	$3,577
Net Cash Provided by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$ Nil	$ Nil
Net Increase (Decrease) in Cash During the Period	$(3,211)	$3,577

At September 30, 2016 we had working capital deficit of $137,049 as compared to working capital deficit of $125,808 at March 31, 2016.

Net cash used in operating activities for the six months ended September 30, 2016 was $3,211 as compared to net cash provided by operating activities of $3,577 for the six months ended September 30, 2015.

Going Concern

Our financial statements for the six month period ended September 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2016 or March 31, 2016, respectively.

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

Recent Accounting Pronouncements

Our company has reviewed the Accounting Standards Updates through ASU No. 2016-17 and these updates have no current applicability to our company or their effect on the financial statements would not have been significant.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

ExhibitNumber	Description

(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
3.2	By-Laws (incorporated by reference our Registration Statement on Form S-1 filed on May 27, 2011).
3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)
3.4	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
(10)	Material Contracts
10.1	Licensing Agreement dated September 11, 2013 between our company and Social Media Broadcasts (SMB) Limited (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2013)
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

________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA ANALYTICS CORPORATION

Date: November 18, 2016	By:	/s/ Michael J. Johnson
Michael J. Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

