Form 10-Q
period 2016-12-31
Jade Global Holdings, Inc.
filed 2017-02-14
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-54828

JADE GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1825 Ponce de Leon Blvd, Suite 411 Coral Gables, FL 3314	33134
(Address of principal executive offices)	(Zip Code)

786-323-7900
(Registrant’s telephone number, including area code)

Media Analytics Corporation
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☒  YES   ☐  NO

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

There are 500,032 shares of common stock issued and outstanding as of February 14, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Jade Global Holdings, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Jade Global Holdings, Inc. (formerly Media Analytics Corporation)

December 31, 2016 and 2015

1

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

CONDENSED BALANCE SHEETS

ASSETS

	December 31, 2016	March 31, 2016
	(Unaudited)

CURRENT ASSETS
Cash and Equivalents	$159,940	$3,211
	159,940	3,211

TOTAL ASSETS	$159,940	$3,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$552	$6,018
Due to Related Party	160,000	123,001

TOTAL LIABILITIES	160,552	129,019

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized, 500,032 shares issued and outstanding	50	50
Additional paid in capital	585,644	445,764
Accumulated deficit	(586,306)	(571,622)
Total Stockholders’ Deficit	(612)	(125,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$159,940	$3,211

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
REVENUES:
Revenue	$-	$-	$-	$-
	-	-	-	-
OPERATING EXPENSES
Filing Fees	1,562	1,530	3,932	1,988
License Fees	-	-	-	30,000
Bank Service Charges	60		60
Transfer Agent Fees	2,200	-	2,200	2,150
Professional Fees	(379)	5,958	8,492	14,239
Total Operating Expenses	3,443	7,488	14,684	48,377

LOSS FROM OPERATIONS	(3,443)	(7,488)	(14,684)	(48,377)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,443)	(7,488)	(14,684)	(48,377)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,443)	$(7,488)	$(14,684)	$(48,377)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.10)

Weighted average number of shares outstanding during the period - basic and diluted	500,032	500,032	500,032	500,032

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,684)	$(48,377)

Changes in operating assets and liabilities:
Decrease / (Increase) in prepaid expense	-	(1,500)
Decrease / (increase) in accounts payable and accrued expense	(5,467)	29,024
Decrease / (Increase) in due to related party	16,880	23,339
Net Cash Provided By (Used In) Operating Activities	(3,271)	2,486

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	160,000	-
Stock offering costs	-	-
Net Cash Provided By Financing Activities	160,000	-

NET INCREASE IN CASH	156,729	2,486

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,211	2,945

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,940	$5,431

Supplemental Disclosures of Cash Flow Information
Non-cash investing & financing activities
Forgiveness of long-term debt related party	$-	$300,000
Forgiveness of related party accrued expenses	$139,880	$123,205
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Jade Global Holdings, Inc (formerly Media Analytics Corporation) (formerly FanSport, Inc.) (the "Company") was incorporated on March 16, 2011, to develop and provide social gaming mobile applications for fantasy sports enthusiasts. Effective September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company was focused on developing or acquiring software that helps companies track their social data. On December 15, 2016, Media Analytics Corporation (the “Company”), the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 7,600,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company. The Company intends to engage in the wholesale and retail trade of jade and jade products through retail stores and online web site. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guogiang Qian, Scott Silverman and Min Shi as directors, and Guogiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO and Secretary, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2016 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share . Basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Reverse Stock Split

On December 27, 2016, the Company's board of directors approved a reverse stock split whereby each twenty (20) shares of our Common Stock will be converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of a fractional share. The effective date of the reverse stock split will be January 30, 2017. Upon the completion of the reverse stock split, the Company will have 500,032 issued and outstanding shares of common stock, which represents decrease of 9,500,597 shares over its prior total of 10,000,629 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes , at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2016 or March 31, 2016, respectively.

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

Property

The Company does not own any real estate or other property. The Company's office is located at 1825 Ponce de Leon Blvd, Suite 411, Coral Gables, FL 33134.

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2016-17 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 3. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2016, the Company had net operating loss carryforwards of $586,306 which may be offset against future taxable income through 2036. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $199,000 are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 4. DUE TO RELATED PARTY

During the nine months ended December 31, 2016, the Company’s previous CEO advanced $16,879 and subsequently forgave $139,880 of advances to the Company. The Company classified the $139,880 as a capital contribution.

On December 27, 2016, the Company’s new CEO loaned the Company $160,000 to fund operations. The amount due to related party is non-interest bearing, unsecured and with no fixed terms of repayment.

NOTE 5. STOCKHOLDERS' DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2016 and March 31, 2016.

Common Stock

On December 27, 2016, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which increased the Company’s authorized common shares from 16,66,667 shares, par value $0.0001 to 25,000,000 common shares, par value $0.0001 and affected a reverse stock split of our issued and outstanding common stock on a twenty (20) old for one (1) new basis. No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share. There was no change in the par value of our common stock. The split is reflected retrospectively in the accompanying financial statements.

There are 25,000,000 common shares at $0.0001 par value authorized with 500,032 shares issued and outstanding at December 31, 2016.

JADE GLOBAL HOLDINGS, INC.

(formerly MEDIA ANALYTICS CORP )

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Effective December 27, 2016, the CEO of the Company resigned and a new director was appointed for the position.

In connection with a certain Stock Purchase Agreement between the Company, the CEO and several purchasers, the previous CEO of the company forgave $139,880 of advance to the Company. The Company classified the $139,880 as a capital contribution. Also in connection with the Stock Purchase Agreement, the sole officer and director of the Company resigned and new officers and directors were appointed to the positions of President and CEO, CFO and Treasurer, and Secretary

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period March 16, 2011 (date of inception) through December 31, 2016 the Company has had a net loss of $586,306. In view of these matters, recoverability of any asset amounts shown in the accompanying condensed interim financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2016 was below the FDIC insurance threshold.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Jade Global Holdings Inc. (f/k/a Media Analytics Corporation), a Florida corporation, unless otherwise indicated.

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

Our business and registered office is located at 1825 Ponce de Leon Blvd, Suite 411, Coral Gables, FL 33134.

Recent Development

Change of Control

On December 15, 2016, the Company, Michael J. Johnson, the former majority shareholders of the Company (the “Seller”) and certain buyers represented by EverAsia Financial Group, Inc. (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Seller 7,600,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company (the “Change of Control”), for an aggregate purchase price of $175,000 (the “Purchase Price”). The closing of the transaction occurred on December 21, 2016 (“Closing Date”). As a result of the Change of Control, Mr. Qian has obtained majority interest of the Company.

In connection with the Change of Control, Mr. Guoqiang Qian, Scott Silverman and Min Shi was each appointed an officer and director of the Company.

Name Change

On December 27, 2016, our board of directors and a majority our shareholders approved a change of name of our company from Media Analytics Corporation to Jade Global Holdings, Inc. Articles of Amendment to Articles of Incorporation were filed with the Florida Secretary of State on January 31, 2016, with an effective date of January 31, 2016.

Reverse Stock Split and Change in Capitalization

On December 27, 2016, our company’s board of directors, and a majority of our stockholders approved by resolution, a reverse stock split of our issued and outstanding shares of common stock on a twenty (20) old for one (1) new basis and an increase of our authorized stock to 25,000,000 shares. Articles of Amendment to the Articles of Incorporation for the reverse stock split were filed and became effective with the Florida Secretary of State on January 31, 2017. Consequently, our authorized share capital increased from 16,666,667 shares of common stock to 25,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 10,000,629 to 500,032 shares of common stock, all with a par value of $0.0001. Articles of Amendment to the Articles of Incorporation for the reverse stock split and application for a new trading symbol were filed with FINRA on January 31, 2017 and were in process as of February 14, 2017.

Plan of Operation

We are a startup company and plan to bring the jade market to the masses in the United States. We plan to change our name in the future to Jade Global Holdings, Inc. (“Jade Global Holdings”). Until Jade Global Holdings’ entry into the global jade trade, we believe that there has been no centralized market for trading of jade and jade products. We understand that the traditional distribution channels have involved either using sometimes unreliable purchasing agents from foreign lands, or purchasing finished jade jewelry products from often disreputable wholesalers. Our intention is to eventually grow Jade Global Holdings into a vertically integrated global company that will comprise of international mining operations, jewelry design and manufacturing, retail operations, wholesale trade, global depository and online trading platform. We plan to initially enter the market by building a retail store and global trading platform, eventually expanding to other areas through organic growth and acquisition. At the onset, we plan to import jade and jade products from China, both as jewelry and as collectible artwork.

While we believe that traditional bricks and mortar business model is on the wane, it is also our belief that in order to educate and tempt the American buyer, we must maintain a traditional storefront presence. Jewelry and collectibles can be found online or in stores, but we believe that they are mostly commodity items due to their ubiquitous nature. We plan to follow a 4 pronged strategy to increase awareness and increase sales of this precious stone.

1.	We plan to open showrooms in strategic locations throughout the United States. The showrooms will not necessarily be located in areas with large Asian populations, but instead in affluent communities and eventually in the growing shopping meccas being built in international airports. Our showrooms will display items available for purchase through our website, but will not stock inventory for immediate sale on site.

2.	We plan to open or acquire retail outlets in China which will allow it to have a foothold, as well as to monitor trends in the biggest market for jade in the world.

3.	We plan to establish a global online trading platform that will allow for our customers to not only purchase jade products, but also to sell it back in repurchase transactions, much like the spot market for gold and diamonds.

4.	We plan to advertise through traditional print, television and radio media, as well as leveraging strategic influencers in social media such as Facebook, Snapchat, Google+ and Twitter.

We plan to open a showroom in the United States as well as build or acquire a retail store in mainland China. We intend to create a shopping experience that will be unlike the traditional retail jewelry store. Instead, our stores plan to include a retail showroom, a private viewing room where patrons may examine higher value items and a museum-like setting where a rotating collection of museum quality pieces can be viewed and purchased. We plan to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of jade.

In addition to our showroom, our outlets expect to also have “back room” VIP where suitably qualified customers can, by appointment only, view specific “investment grade” jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our Global Online Trading Platform, so that patrons may see current pricing and sales data. We plan to create store lounges offering full VIP service and personal assistants to cater to high net worth clients and will have armed guard security on duty at all times. Finally, each showroom is planned to have an “educational area” with “gem quality” jade on display and Audio/Visual presentations of the history of jade and its importance in Chinese culture. We expect to set ourselves apart from other jade retailers in that we not only plan to sell jade and jade products, but also plan to buy jade and jade products as well, much like the spot market for other precious metals and stones, such as gold, platinum or diamonds.

We intend to establish a “membership only” Global Trading Platform Online. The Jade Global Holdings Global Trading Platform is expected to be a website on which global jade traders, brokers or collectors and general public can buy and sell jade and jade products. We plan to offer multiple membership tiers for each of our client bases, each with different levels of access to products. We envision offering 3 tiers of membership:

1.       Retail Tier – The entry level Retail Tier created as a web store for retail purchases. The Retail Tier is not expected to require any membership fee, and is intended to be accessible to the general public. It is expected to be similar to Bluenile.com, which is regarded as the current market leader in online diamond transactions.

2.       Collectors Tier – This tier is expected to include higher value collector and museum quality pieces for sale. In order to access these collections, we plan to require members to purchase a monthly membership. The membership is expected to carry a monthly recurring fee of $50. The Collectors Tier is also expected to offer the opportunity for members to sell their jade pieces to Jade Global Holdings at prevailing market prices. Additionally, The Collectors Tier should allow collectors to trade pieces among themselves. On these third party transactions, Jade Global Holdings plans charge a small transaction fee to cover processing costs.

3.       Wholesale Tier – The Wholesale Tier is planned to be made available to those engaged in the jewelry trade, such as buyers, artists, designers and other purchasers of jade in bulk. The products sold at the Wholesale Tier are expected to be comprised of jewelry designed for retail sale in jewelry stores other than our own, bulk sales of raw jade and other large scale purchases. This tier is also expected to allow for sell back, though that is planned to be limited mostly to raw jade, rather than finished jewelry. We anticipate pricing the Wholesale Tier of membership at $500/mo.

We do not anticipate charging any membership fees for the first full year of operations, during which time we plan to build our client base and refine both our platform and products. We plan to offer customers the use of our showrooms and lounges, as well as our expert staff, for our own private transactions, for an additional fee. Additionally, we plan to offer storage of our customer’s jade at secure storage facilities that we intend to build or lease around the world. Our Collectors Tier and Wholesale Tier are slated to include our Buyback Guarantee whereby we guarantee that we will repurchase any piece of jewelry, raw jade or collectible purchased through our platform at prevailing market prices. We expect that this Buyback Guarantee combined with our Global Trading Platform will entice customers to purchase our products not only to be worn or displayed, but also for investment purposes in the hopes that the value increases, and customers will have a medium on which to trade their pieces.

The Jade Global Holdings brand will endeavor to offer trendy, hip products for all ages. We plan to supply medium quality and high quality “designer” Jewelry to appeal to every taste. In addition to jewelry, we will also sell high quality and museum quality collectibles. Finally, we plan to sell bulk jade on a wholesale basis to jewelry designers, artisans, investors and collectors.

We plan to purchase jade from trusted supply chains located in the biggest jade producing regions of the world, including China, Korea and Canada. We also plan to purchase jade from customers as part of our Buyback Guarantee program, ensuring a constant stream of investment grade jade products in addition to the investment, high end and commercial grade jade and jade products purchased from resale through our wholesale channels.

We plan to utilize famous jewelry designers from around the world to create unique pieces of jewelry for all price points, as well as for mass production and resale through our wholesale business-to-business channels. Additionally, we intend to commission artisans to create valuable collectibles for sale on our Global Trading Platform and in our stores. Finally, we may employ jade jewelry designers in our stores who can create beautiful, one-of- a-kind custom Jewelry for our customers while they wait, giving them an added appreciation of the beautiful jade pieces being created.

Our current principal office and mailing address is 1825 Ponce De Leon Blvd., Suite 411, Coral Gables, Florida 33134-4418. Our telephone number is 786-323-7900.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended December 31, 2016 and 2015.

Our operating results for the three and nine months ended December 31, 2016 and 2015 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Filing Fees	$1,562	$1,530	$3,932	$1,988
License fees	$-	$-	$-	$30,000
Bank Service Charges	$60	$-	$60	$-
Transfer agent fees	$2,200	$-	$2,200	$2,150
Professional fees	$(379)	$5,958	$8,492	$14,239
Loss from Operations	$(3,443)	$(7,488)	$(14,684)	$(48,377)
Net Loss	$(3,443)	$(7,488)	$(14,684)	$(48,377)

Results of Operations – Three Months ended December 31, 2016 and 2015

No revenue has been generated by the Company for the three months ended December 31, 2016 and 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We incurred $1,562 in expenses from filings fees for the three months ended December 31, 2016, compared to $1,530 for the three months ended December 31, 2015. The slight increase is mainly due to increased financial printing costs. We did not incur any license fees for the three months ended December 31, 2016 and 2015. We incurred $60 in bank service charge for the three months ended December 31, 2016, compared to $0 for the three months ended December 31, 2015. The slight increase is primarily due to fees incurred while setting up a new deposit account and wire transfer fees. We also incurred $2,200 in fees from the transfer agent for the three months ended December 31, 2016, compared to $0 for the three months ended December 31, 2015. The significant increase in this expense is mainly attributable to fees related to the change in control transaction described above. Lastly, we incurred $379 in professional fees for the three months ended December 31, 2016, compared to $5,958 for the three months ended December 31, 2015. The significant decrease is primarily due to a credit issued for accrued professional fees that were not incurred.

Due to the factors described above, our operating expenses for the three months ended December 31, 2016 were $3,443 compared to operating expenses of $7,448 for the three months ended December 31, 2015.

The Company’s net loss for the three months ended December 31, 2016 was $3,443, compared to $7,448 for the three months ended December 31, 2015.

Results of Operations – Nine Months ended December 31, 2016 and 2015

No revenue has been generated by the Company for the nine months ended December 31, 2016 and 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We incurred $3,932 in expenses from filings fees for the nine months ended December 31, 2016, compared to $1,988 for the three months ended December 31, 2015. The increase is mainly due to fees related to multiple change in control transactions. We did not incur any license fees for the nine months ended December 31, 2016, compared to $3,000 for the nine months ended December 31, 2015. The decrease in the expense is primarily due to the discontinuation of the licensing agreement. We incurred $60 in bank service charge for the nine months ended December 31, 2016, compared to $0 for the nine months ended December 31, 2015. The slight increase is primarily due to fees related to opening a new deposit account and receipt of a wire transfer. We also incurred $2,200 in fees from the transfer agent for the nine months ended December 31, 2016, compared to $2,150 for the three months ended December 31, 2015. The slight increase in this expense is mainly attributable to cost increases from our transfer agent. Lastly, we incurred $8,492 in professional fees for the three months ended December 31, 2016, compared to $14,239 for the three months ended December 31, 2015. The decrease is primarily due to a decrease in operations from the change in our operational focus from selling the Klarity platform to developing a new business plan for the sales of jade and related products. Accordingly, with the scaling back of our operations during the transition, we incurred lower professional fees. We also received a credit for previously accrued accounting fees that were not incurred.

Due to the factors described above, our operating expenses for the nine months ended December 31, 2016 were $14,684 compared to operating expenses of $48,377 for the nine months ended December 31, 2015.

The Company’s net loss for the nine months ended December 31, 2016 was $14,684, compared to $48,377 for the nine months ended December 31, 2015.

Liquidity and Capital Resources

For the nine months ended December 31, 2016, the net cash used in operating activities was $3,271 compared with $2,846 provided by operating activities for the nine months ended December 31, 2015. The change is related to the change in operations from selling the Klarity platform to developing our new business plan. For the nine months ended December 31, 2016 2015, the net cash used in investing activities was $0, respectively. The net cash provided by financing activities was $160,000 for the nine months ended December 31, 2016 compared with $0 for the nine months ended December 31, 2015. The increase is due to a loan to the company from our new CEO. The Company had a total cash balance of $159,940 as of December 31, 2016 compared with $5,431 at December 31, 2015..

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended December 31, 2016:

	For the Nine Months ended December 31, 2016	For the Nine Months ended December 31, 2015
Net Cash Provided by (Used in) Operating Activities	$(3,271)	$2,846
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$160,000	$-
Net Increase (Decrease) in Cash for the Period	$156,729	$2,846

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Going Concern

Our financial statements for the nine-month period ended December 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2016 or March 31, 2016, respectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 31, 2017, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) with the Department of State of the State of Florida, changing our name from “Media Analytics Corporation.” to “Jade Global Holdings, Inc.” A copy of the Amendment is attached hereto as Exhibit 3.1.

In connection with the name change, we have applied for a new trading symbol for the Company’s common stock, which is currently quoted under the OTC Markets.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment to Articles of Incorporation
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE GLOBAL HOLDINGS, INC.

Date: February 14, 2017	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

