Form 10-K
period 2017-03-31
Jade Global Holdings, Inc.
filed 2017-06-23
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_________] to [_________]

Commission file number 000-54828

JADE GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 SW 74 Court Suite 2201-A44 Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 786-363-0136

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2016 was $36,009.44 based on a $0.30 closing bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There are 12,000,383 common shares outstanding as of June 23, 2017

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

As used in this annual report, the terms “we”, “us”, and “our company”, refer to Jade Global Holdings, Inc., a Florida corporation, unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Florida on March 16, 2011 under the name FanSport, Inc. Our company’s goal was to develop social media tools and solutions to enable advertisers, publishers and agencies in the North American and United Kingdom (including the Republic of Ireland) markets to gather deep social intelligence, generate true engagement and simplify promotional management. Our company was the official reseller of Klarity for the U.S. and U.K. markets. Klarity provides detailed comparative metrics from the widest range of social platforms, and provides the added uniqueness for western marketers to gain insights into the social behavior of Asian consumers.

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

On December 15, 2016, we, the majority shareholders of the Company and certain buyers entered into a stock purchase agreement, whereby the buyers purchased from the sellers 7,600,000 shares of common stock, par value $0.0001 per share, of the Company representing approximately 75.99% of the issued and outstanding shares of the Company, for an aggregate purchase price of $175,000. On December 21, 2016, the transaction closed. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guoqiang Qian, Scott Silverman and Min Shi as directors, and Guoqiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO and Secretary, respectively.

On December 27, 2016, the Company's board of directors approved a name change from Media Analytics Corporation to Jade Global Holdings, Inc. and a reverse stock split whereby each twenty (20) shares of our Common Stock were converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued 984 additional shares to all holders of a fractional share. The effective date of the reverse stock split was January 30, 2017. Upon the completion of the reverse stock split, the Company had 501,016 issued and outstanding shares of common stock, which represented a decrease of 9,4989,613 shares over its prior total of 10,000,629 issued and outstanding shares of common stock.

On March 13, 2017, we entered into certain stock purchase agreements with ten (10) non-U.S. investors, as defined under the Securities Act of 1933, as amended, pursuant to Regulation S of the Securities Act. In accordance with the SPAS, the Company sold and the Non-U.S. Investors purchased an aggregate of 9,476,525 shares of Company’s common stock $0.0001 par value per share for an aggregate of $873,500, or at $0.0922 per share. Pursuant to the agreements, the Non-U.S. Investors shall receive restricted shares that are subject to Rule 144 of the Securities Act. The agreements contain customary representations and warranties by the Company and the purchasers.

On March 13, 2017, we entered into a certain stock purchase agreement with our CEO, a non-U.S. investor, as defined under the Securities Act of 1933, as amended, pursuant to Regulation S of the Securities Act. In accordance with the SPA, the Company sold and our CEO converted a loan to the Company of $160,000 into an aggregate of 1,735,358 shares of Company’s common stock $0.0001 par value per share at $0.0922 per share. Pursuant to the agreements, our CEO shall receive restricted shares that are subject to Rule 144 of the Securities Act. The agreement contains customary representations and warranties by the Company and the purchaser.

On March 13, 2017, we entered into a certain stock purchase agreement with EverAsia Financial Group, Inc. pursuant to which the Company offered and sold 287,484 shares of Common Stock for $26,500, or at $0.0922 per share. Pursuant to the agreement, EverAsia Financial Group, Inc. shall receive restricted shares that are subject to Rule 144 of the Securities Act. The agreement contains customary representations and warranties by the Company and the purchasers.

Our business and registered office is located at 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156, our telephone number is (786) 363-0136.

Our Current Business

Jade Global Holdings intends to bring the Jade market to the masses around the world. Until Jade Global Holdings’ entry into the global jade trade, there has been no centralized market for trading of jade and jade products. The traditional distribution channels involved working through purchasing agents, traveling around the world in search of inventory or purchasing finished jade jewelry products from often disreputable wholesalers. The Company’s intention is to grow Jade Global Holdings into a vertically integrated global company that will comprise of international mining operations, jewelry design and manufacturing, business to business (“B2B”) and business to consumer (“B2C”) eCommerce operations, wholesale trade, traditional bricks and mortar retail stores, global depository and one or more online jade trading platform. Jade Global Holdings plans to begin by building its retail store and global trading platforms.

The Company believes that in order to educate and tempt buyers globally, it must maintain a modified storefront presence. Specifically, Jade Global Holdings intends to open showrooms in strategic locations around the world where it will display its products for sale. All purchases would be completed via internet kiosks located in the showrooms. Jade Global Holdings’ intends to make its Jaedo® website and JadeShares® trading platform accessible via these kiosks, and all products ordered would be drop shipped directly to the customer. The Company intends to follow a 4 pronged strategy to increase awareness and increase sales of this precious stone.

1.	The Company plans to open retail showrooms in strategic locations throughout the United States. It will not necessarily plan to locate in areas with large Asian populations, but instead in affluent communities and other locales visited by high net worth individuals.

2.	The Company plans to acquire and build retail outlets in China, which will allow it to have a foothold, as well as to monitor trends, in the biggest market for jade in the world.

3.	The Company plans to build the JadeShares® global online trading platform, which will allow for collectors and investors to purchase partial ownership shares in Jade Investment Trusts (JIT’s), which, in turn, plans to own expensive museum quality collectors pieces.

4.	The Company plans to launch its Jaedo.com® B2B and B2C eCommerce website, which will allow its customers to not only purchase jade products, but also to sell it back in repurchase transactions, much like the spot market for gold and diamonds.

Jade Global Holdings intends to establish a Wholly Foreign Owned Entity, or WFOE, in China which the Company plans to utilize to establish JV’s to open retail stores in mainland China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, Jade Global Holdings’ stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. The Company intends to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade.

In addition to the Company’s retail stores, Jade Global Holdings intends to also include VIP “back rooms” in its outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” Jade jewelry pieces for purchase. The Company also intends to feature large TV monitors displaying our JadeShares® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to the Company’s high net worth clients and would have armed guard security on duty at all times. Finally, the Company plans to build each showroom with an “educational area” with some “Gem Quality” Jade on display and Audio/Visual presentations of history of Jade and its importance in Chinese culture. The Company intends to set itself apart from other jade retailers in that it plans to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

The Jade Global Holdings brand will endeavor to offer trendy, hip products for all ages. The Company plans to supply medium quality and high quality “designer” Jewelry to appeal to every taste. In addition to jewelry, the Company will also sell high quality and museum quality collectibles. Finally, the Company plans to sell bulk jade on a wholesale basis to jewelry designers, artisans, investors and collectors.

Jade Global Holdings plans to purchase jade from trusted supply chains located in the biggest jade producing regions of the world, including China, Korea and Canada. The Company also plans to purchase jade from customers as part of its Buyback Guarantee program, ensuring a constant stream of investment grade jade products in addition to the investment, high end and commercial grade jade and jade products purchased from resale through its wholesale channels.

Jade Global Holdings plans to utilize famous jewelry designers from around the world to create unique pieces of jewelry for all price points, as well as for mass production and resale through its wholesale business-to-business channels. Additionally, the Company intends to commission artisans to create valuable collectibles for sale on its Global Trading Platform and in its stores. Finally, the Company may employ jade jewelry designers in its stores who can create beautiful, one-of- a-kind custom Jewelry for its customers while they wait, giving them an added appreciation of the beautiful jade pieces being created.

Description of our Products and Services

The Company also intends to launch an eCommerce website, which would be a blend between a traditional online jewelry retailer and an online auction site similar to eBay. Within the Jaedo® site, the Company intends to require customers to register and join one of three membership tiers. The tiers are:

1.       Retail Tier – The entry level Retail Tier created as a web store for retail purchases. The Retail Tier is not expected to require any membership fee, and is intended to be accessible to the general public. It is expected to be similar to Bluenile.com, which is regarded as the current market leader in online diamond transactions.

2.       Collectors Tier – This tier is expected to include higher value collector and museum quality pieces for sale. In order to access these collections, the Company plans to require members to purchase a monthly membership. The membership is expected to carry a monthly recurring fee of $50. The Collectors Tier is also expected to offer the opportunity for members to sell their jade pieces to Jade Global Holdings at prevailing market prices. Additionally, The Collectors Tier should allow collectors to trade pieces among themselves. On these third party transactions, Jade Global Holdings plans charge a small transaction fee to cover processing costs.

3.       Wholesale Tier – The Wholesale Tier is planned to be made available to those engaged in the jewelry trade, such as buyers, artists, designers and other purchasers of jade in bulk. The products sold at the Wholesale Tier are expected to be comprised of jewelry designed for retail sale in jewelry stores other than the Company’s own, bulk sales of raw jade and other large scale purchases. This tier is also expected to allow for sell back, though that is planned to be limited mostly to raw jade, rather than finished jewelry. The Company anticipates pricing the Wholesale Tier of membership at $500/mo.

The Company does not anticipate charging any membership fees for the first full year of operations, during which time the Company intends to build its client base and refine both its platform and products. The Company plans to offer customers the use of its showrooms and lounges, as well as its expert staff, for their own private transactions, for an additional fee. Additionally, the Company plans to offer storage of its customers’ jade at secure storage facilities that the Company intends to build or lease around the world. The Company’s Collectors Tier and Wholesale Tier are slated to include the Company’s Buyback Guarantee whereby Jade Global Holdings guarantees that it will repurchase any piece of jewelry, raw jade or collectible purchased through its platform at current market prices. The Company expects that this Buyback Guarantee combined with its Global Trading Platform will entice customers to purchase its products not only to be worn or displayed, but also for investment purposes in the hopes that the value increases, and customers will have a medium on which to trade their pieces.

Markets

The Company operates in multiple market segments, including jewelry and collectibles trading. We plan to access these markets through traditional retail stores and eCommerce websites.

Competition

The global jewelry industry is competitively fragmented. The Company will encounter significant competition in all product categories, however Jade is not widely used in jewelry sales the United States. Some competitors specialize in just one area in which the Company will be active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service and compete on the basis of that reputation. Certain other jewelers and retailers compete primarily through advertised price promotion. The Company will differentiate itself through our offerings. We believe that our close connections to the supply channels will enable us to access better supply and better pricing than new entrants. The Company will compete on the basis of the Brand's reputation for high-quality products, customer service and distinctive merchandise.

Government Regulation

We are not aware of any specific governmental regulation, as it pertains to our distribution. Each country in which we operate has specific laws and regulations surrounding the export and import of jade and jade products. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any government regulations or other requirements.

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

Intellectual Property

We have filed an application with the United States Patent and Trademark Office (“USPTO”) to register Jaedo for trademark protection. We do not know if or when such trademark protection will be granted.

Employees and Employment Agreements

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We expect to increase the number of our employees over the next 12 month period as we begin to scale up our operations. We do and will continue to outsource contract employment as needed until such time that our operation requires additional staff.

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

The global economy and the financial markets may negatively affect our business and clients, as well as the supply of and demand for works of jade.

Our business is affected by global, national and local economic conditions since the services we provide are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in Hong Kong and Mainland China. These factors include economic conditions and perceptions of such conditions, employment rates, business conditions, interest rates, availability of credit and levels of taxation in regional and local markets. There can be no assurance that our services will not be adversely affected by changes in general economic conditions in Hong Kong and globally.

The jade market is influenced over time by the overall strength and stability of the global economy and the financial markets, although this correlation may not be immediately evident. In addition, political conditions and world events may affect our business through their effect on the economies, as well as on the willingness of potential buyers and sellers to invest and sell art in the wake of economic uncertainty.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $131,305 and $53,183 for the fiscal years ended March 31, 2017 and 2016, respectively. As a result, at March 31, 2017, we had an accumulated deficit of $703,911 and total stockholders’ equity of $942,768. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our jade trading platforms. We may not be able to successfully commercialize our jade trading platforms or ever become profitable.

Our company may be unable to manage its future growth. If our company cannot successfully manage the growth, our company may run out of money and fail.

Any extraordinary growth may place a significant strain on management, finance, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our company’s financial condition or the results of its operations.

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

Risks Related to Doing Business in the People’s Republic Of China

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Some of our operations are conducted in the People’s Republic of China (“PRC”) and part of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

As some of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

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

Item 2. Properties

Our company does not own any real estate or other properties. We currently rent our principal business office on a month-to-month basis for $100 per month, which is located at 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156. Our telephone number is 786-363-0136.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were originally listed on the OTC Markets under the trading symbol “BLFL”. Effective September 3, 2013, our stock symbol changed to “MEDA”. Effective April 3, 2017, our stock symbol changed to “JADG” and our stock is currently trading on the OTCQB Venture Market.

The following table reflects the high and low bid information for our common stock obtained from OTC Markets and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
March 31, 2017	$0.75	$0.75
December 31, 2016	$1.20	$0.40
September 30, 2016	$0.30	$0.30
June 30, 2016	$0.32	$0.32
March 31, 2016	$0.00255	$0.0006
December 31, 2015	$0.003	$0.0007
September 30, 2015	$0.0048	$0.0015
June 30, 2015	$0.055	$0.032
March 31, 2015	$0.032	$0.0031

Our common stock is issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, telephone number (212) 828-8436, is the registrar and transfer agent for our common stock.

Shareholders of Record

As of June 23, 2017, there were 13 holders of record of our common stock. As of such date, 12,000,383 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 13, 2017, we entered into certain stock purchase agreements with ten (10) non-U.S. investors, as defined under the Securities Act of 1933, as amended, pursuant to Regulation S of the Securities Act. In accordance with the SPAS, the Company sold and the Non-U.S. Investors purchased an aggregate of 9,476,525 shares of Company’s common stock $0.0001 par value per share for an aggregate of $873,500, or at $0.0922 per share. Pursuant to the agreements, the Non-U.S. Investors shall receive restricted shares that are subject to Rule 144 of the Securities Act. The agreements contain customary representations and warranties by the Company and the purchasers.

On March 13, 2017, we entered into a certain stock purchase agreement with our CEO, a non-U.S. investor, as defined under the Securities Act of 1933, as amended, pursuant to Regulation S of the Securities Act. In accordance with the SPA, the Company sold and our CEO converted a loan to the Company of $160,000 into an aggregate of 1,735,358 shares of Company’s common stock $0.0001 par value per share at $0.0922 per share. Pursuant to the agreements, our CEO shall receive restricted shares that are subject to Rule 144 of the Securities Act. The agreement contains customary representations and warranties by the Company and the purchaser.

On March 13, 2017, we entered into a certain stock purchase agreements with EverAsia Financial Group, Inc. pursuant to which the Company offered and sold 287,484 shares of Common Stock for $26,500, or at $0.0922 per share. Pursuant to the agreement, EverAsia Financial Group, Inc. shall receive restricted shares that are subject to Rule 144 of the Securities Act. The agreement contains customary representations and warranties by the Company and the purchasers.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2017 and March 31, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended March 31, 2017 and 2016. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended March 31, 2017 and 2016

	Year Ended
	March 31,
	2017		2016
Revenue	$	Nil	$	Nil
Total Operating Expenses		$131,712		$53,183
Net Loss		$(131,305)		$(53,183)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the years ended March 31, 2016 and 2015 are summarized as follows:

	Year Ended
	March 31,
	2017		2016
Filing fees		$7,737		$6,618
General and administrative expenses		$101,112	$	Nil
License fees	$	Nil		$30,000
Transfer agent fees		$5,379		$2,150
Professional fees		$17,484		$14,415
Other income/expense		$407	$	Nil
Net Loss		$(131,305)		$(53,183)

Total expenses for the year ended March 31, 2017 were $131,305, comprised of operating expenses of $131,712 and other income of $407, resulting in a net loss for the year of $131,305 compared to a net loss of $53,183 for the year ended March 31, 2016. The increase in expenses was primarily due to costs related to developing and implementing our new business plan, the engagement of certain contract professionals and our fund raise.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	March 31,
	2017	2016
Current Assets	$945,908	$3,211
Current Liabilities	$3,140	$129,019
Working Capital (deficit)	$942,768	$(125,808)

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$(134,184)	$266
Net Cash Provided by Investing Activities	$1,076,881	$ Nil
Net Cash Provided by Financing Activities	$ Nil	$ Nil
Net Increase in Cash During the Period	$942,697	$266

As at March 31, 2017, we had working capital of $942,768 consisting of cash on hand of $945,908 and $3,140 in current liabilities, as compared to a working capital deficit of $125,808 with $3,211 of cash on hand and $129,019 in current liabilities at March 31, 2016.

Operating Activities

Net cash used by operating activities for the year ended March 31, 2017 was $134,184 as compared to net cash provided by operating activities of $266 for the year ended March 31, 2016. The increase of cash used by operating activities was due to the changes in our level of operating activities, specifically costs related to the development and execution of our business plan, the hiring of certain consultants and professionals, our fund raise and change of control transaction.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2017 was $1,076,881 as compared to net cash provided by financing activities of $Nil for the year ended March 31, 2016.

Cash Requirements

As of March 31, 2017, our company raised $1,076,881 from financing activities. There was $945,908 cash on hand in the corporate bank accounts. As of the date of this report, we have not generated any revenue from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	673,000
Transfer agent fees	15,000
Professional fees	77,000
Total	765,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $765,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Dividends

Our company has not adopted any policy regarding payment of dividends. On October 3, 2014, our board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of our common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (“FINRA”). Upon the payment of the stock dividend, our company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2017 or 2016, respectively.

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

JADE GLOBAL HOLDINGS, INC.

FINANCIAL STATEMENTS

March 31, 2017 and 2016

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Jade Global Holdings, Inc.

We have audited the accompanying balance sheets of Jade Global Holdings, Inc. (the Company) as of March 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jade Global Holdings, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Heaton & Company, PLLC

Farmington, Utah

June 19, 2017

JADE GLOBAL HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2017	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and Equivalents	$945,908	$3,211
	945,908	3,211

TOTAL ASSETS	$945,908	$3,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$504	$6,018
Due to Related Party	2,636	123,001

TOTAL LIABILITIES	3,140	129,019

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 500,032 shares issued and outstanding at March 31, 2017 and 2016, respectively	1,200	50
Additional paid in capital	1,645,479	445,764
Accumulated deficit	(703,911)	(571,622)
Total Stockholders’ Equity / (Deficit)	942,768	(125,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$945,908	$3,211

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2017	2016
REVENUES:
Revenue	$-	$-
	-	-

OPERATING EXPENSES
General and Administrative	101,112	-
Filing Fees	7,737	6,618
License Fees	-	30,000
Transfer Agent Fees	5,379	2,150
Professional Fees	17,484	14,415
Total Operating Expenses	131,712	53,183

LOSS FROM OPERATIONS	(131,712)	(53,183)

Other Income / (Loss)
Interest Income	40	-
Gain on Foreign Currency Exchange	367	-
Total Other Loss	407	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(131,305)	(53,183)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(131,305)	$(53,183)

Net loss per share - basic and diluted	$(0.14)	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	941,141	500,032

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENT STOCKHOLDERS' EQUITY / (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2015	-	$-	500,032	50	$22,559	$(518,439)	$(495,830)

Debt Settlement	-	-	-	-	423,205	-	423,205

Net loss, 2016	-	-	-	-	-	(53,183)	(53,183)

Balance, March 31, 2016	-	$-	500,032	50	$445,764	(571,622)	$(125,808)

Forgiveness of debt from former Officer/Director	-	-	-	-	139,881	-	139,881

Common stock issued for reverse split	-	-	984	-	984	(984)	-

Conversion of related party debt to common stock	-	-	1,735,358	17	159,983	-	160,000

Sale of common stock for cash	-	-	9,764,009	1,133	898,867	-	900,000

Net loss, 2017	-	-	-	-	-	(131,305)	(131,305)

Balance, March 31, 2017	-	$-	12,000,383	1,200	$1,645,479	(703,911)	$942,768

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,305)	$(53,183)

Changes in operating assets and liabilities:
Decrease / (increase) in prepaid expense	-	-
Decrease / (increase) in accounts payable and accrued expense	(5,515)	(1,698)
Decrease / (increase) in due to related party	2,636	55,147
Net Cash Provided By / (Used in) Operating Activities	(134,184)	266

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital provided by related parties	176,881	-
Proceeds from sale of common stock	900,000	-
Net Cash Provided By Financing Activities	1,076,881	-

NET INCREASE IN CASH	942,697	266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,211	2,945

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$945,908	$3,211

Supplemental Disclosures of Cash Flow Information
Non-cash investing & financing activities
Forgiveness of long-term debt related party	$139,881	$300,000
Forgiveness of related party accrued expenses	$-	$123,205
Conversion of related party debt to common stock	$160,000	$-
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Jade Global Holdings, Inc. (formerly Media Analytics Corporation) (the "Company") was incorporated as FanSport Inc., on March 16, 2011, to develop and provide social gaming mobile applications for fantasy sports enthusiasts. In September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company was focused on developing or acquiring software that helps companies track their social data. On December 15, 2016, Media Analytics Corporation the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 7,600,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company. On December 27, 2016, the Company changed its name to Jade Global Holdings, Inc. The Company intends to engage in the wholesale and retail trade of jade and jade products through retail stores and online web site. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guoqiang Qian, Scott Silverman and Min Shi as directors, and Guoqiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO and Secretary, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year end is March 31.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Dividends

Our company has not adopted any policy regarding payment of dividends. On October 3, 2014, our board of directors approved a forward stock split by way of a stock dividend of two (2) authorized but unissued shares of our common stock on each one (1) issued and outstanding share of its common stock held by shareholders of record as of November 10, 2014. The payment date for the stock dividend was November 10, 2014, as determined by the Financial Industry Regulatory Authority (“FINRA”). Upon the payment of the stock dividend, our company had 300,000,000 issued and outstanding shares of common stock, which represents an increase of 200,000,000 shares over its prior total of 100,000,000 issued and outstanding shares of common stock. The split is reflected retrospectively in the accompanying financial statements.

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

Reverse Stock Split

On December 27, 2016, the Company's board of directors approved a reverse stock split whereby each twenty (20) shares of our Common Stock were converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued 984 additional shares to all holders of a fractional share. The effective date of the reverse stock split was January 30, 2017. Upon the completion of the reverse stock split, the Company had 501,016 issued and outstanding shares of common stock, which represented a decrease of 9,4989,613 shares over its prior total of 10,000,629 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2017 or March 31, 2016, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 for years ended March 31, 2017 and 2016, respectively.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

NOTE 3. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of March 31, 2017 and March, 31, 2016, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended March 31, 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at March 31, 2017, as the Company does not believe it has taken any uncertain tax positions.

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

At March 31, 2017, the Company had net operating loss carryforwards of approximately $703,911, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $246,369 are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 4. STOCKHOLDERS' DEFICIT

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at March 31, 2017 and March 31, 2016.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000383 and 500,032 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

NOTE 4. STOCKHOLDERS’ DEFICIT – Continued

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

On December 27, 2016, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which increased the Company’s authorized common shares from 16,666,667 shares, par value $0.0001 to 25,000,000 common shares, par value $0.0001 and affected a reverse stock split of our issued and outstanding common stock on a twenty (20) old for one (1) new basis. No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share, resulting in an additional 984 shares being issued. There was no change in the par value of our common stock. The split is reflected retrospectively in the accompanying financial statements.

On March 13, 2017, the Company sold 9,764,009 common shares at US$0.0922 per share.

On March 13, 2017, our CEO converted a loan in the amount of $160,000 into 1,735,358 shares of common stock at a price of $0.0922 per share.

There are 25,000,000 common shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at March 31, 2017.

NOTE 5. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY

The officers and directors of the Company are involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Effective December 27, 2016, the former CEO of the Company resigned and a new director was appointed for the position.

In connection with a certain Stock Purchase Agreement between the Company, the CEO and several purchasers, the previous CEO of the company forgave $139,881 of advances to the Company. The Company classified the $139,881 as a capital contribution. Also in connection with the Stock Purchase Agreement, the sole officer and director of the Company resigned and new officers and directors were appointed to the positions of President and CEO, Treasurer and CFO, and Secretary.

On December 27, 2016, the Company’s CEO loaned the Company $160,000 to fund operations. The loan was due on demand and bore no interest. On March 17, 2017, the loan was converted into 1,735,358 shares of common stock at a price of $0.0922 per share.

During the year ended March 31, 2017, $30,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director.

During the year ended March 31, 2017, $39,000 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director.

The Company owed $2,636 and $123,001 to Related Parties at March 31, 2017 and March 31, 2016 respectively.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

NOTE 6. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2017 was in excess of the FDIC insurance threshold.

NOTE 7. COMMITMENT

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

The Company was unable to make any of the SMB licensing agreement payments as required under the agreement. As a result, effective October 28, 2015 the Company and SMB consented to a cancellation and termination of the licensing agreement.

NOTE 8. SUBSEQUENT EVENTS

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

Management, including our president (our principal executive officer and our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2017, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of March 31, 2017, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations, which include, but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Guoqiang Qian	President, Chief Executive Officer and Chairman	59	December 21, 2016
Scott J. Silverman	Treasurer, Chief Financial Officer and Director	47	December 21, 2016
Min Shi	Secretary and Director	57	December 21, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Guoqiang Qian — President, Chief Executive Officer and Chairman

Guoqiang Qian spent the earlier part of his 40-year career working for the Shanghai Railway Yangpu Station and Shanghai Railway Bureau. Since 1995, Mr. Qian has served in several executive roles, including as the Executive President of the Hong Kong Huntec Group and General Manager of Shanghai Guoyin Science & Technology Co., Ltd. In 2010, Mr. Qian created Shanghai Bridgeway-Horizon Multimedia Technology Co., Ltd., which was engaged in the development of multimedia, animation and gaming technologies that were implemented at several large scale resorts in China. In 2012, he founded Shanghai Dingyangxuan Investment Management, that engaged in the investment and management of artwork. He then founded the Shanghai Dingyangxuan Tea Culture Museum and the Shanghai Shuojue Art Museum and Shanghai Cuicange Treasury Museum in 2014 and 2016 respectively. He currently sits on the Board of Directors of the Shanghai Cuican Culture Diffusion Co., Ltd and is the Deputy Chairman of Chinese Civil Collections Preservation Commission. Mr. Qian attended university in China and earned his Master’s degree in political economics.

Scott J. Silverman — Treasurer, Chief Financial Officer and Director

Mr. Silverman is an accomplished and integrity-driven financial executive who has over 25 years of business success on national and international levels, with strong concentration and successes in SME operational and financial management. He has a highly diverse knowledge of financial, legal and operations management; public company management, accounting and Securities and Exchange Commission regulations. Mr. Silverman specializes in establishing and streamlining back-office policies and procedures and implementing sound financial management and internal controls necessary for enterprise growth and scalability. While serving as the VP of Finance of Itopia, Mr. Silverman was involved in the raise of over $5 million, reduced expenses by more than 40% and participated in a 100% increase in year-over-year top line revenues. Mr. Silverman is also one of the founders, and serves as President and CEO, of EverAsia Financial Group, which grew into a multi-national corporate financial management and advisory firm serving clients in the United States and Asia. Well versed in securities regulations and accounting, Mr. Silverman has orchestrated investor exits for multiple companies, including ushering five client companies through successful public offerings. While at ICV, a boutique private equity firm, Mr. Silverman managed a $35 million portfolio of companies, simultaneously serving as the CFO for both the parent company and for several portfolio companies, one of which was listed on the Entrepreneur Magazine “Hot 100” list, and was ultimate successfully spun off, delivering added value to its shareholders. In addition to being an Intuit QuickBooks ProAdvisor, Mr. Silverman is well versed in Microsoft licensing and Office365 administration and has a working knowledge of IT systems.

Min Shi — Secretary and Director

Min Shi has been an international business consultant and has worked in the investment and finance industry, both in the United States and in China, for more than 25 years. Since 2001, Ms. Shi has assisted American companies which were conducting, or wished to conduct, business in China. She has worked successively in the roles of associate, senior counselor, Finance and Investment Department Manager, Asset Management, Mutual Fund Department Manager, and Vice President at the Nan Yang Investment Company of China, Jia Shi Investment Group of Hong Kong, China Hao Ran Investment Company, China Long Sheng Heng Ye Investment Company and China Wall Street Investment Company, respectively. Ms. Shi has worked with many small and medium sized companies on overseas market development, assisting them in securing financing in the United States, Hong Kong and Chinese capital markets. Additionally, she has consulted for several US based companies by making introductions to, and improving relations with, the Chinese government. Ms. Shi has worked with several banks and Chinese provincial governments on various projects, including financing government real estate development projects and mergers or acquisitions between government owned and private enterprises in China. Ms. Shi has a Bachelor’s degree from the Chinese Medical University of Beijing.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Silverman, Scott J.	1	1	0
Guoqiang, Qian	1	1	0
Min Shi	1	1	0

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1 on April 27, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2017 and 2016;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guoqiang Qian (1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
President, Chief Executive Officer, Chairman	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil

Scott J. Silverman (2)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Treasurer, Chief Financial Officer, Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	30,000	(3)	30,000

Min Shi (4)	2017	Nil	Nil	Nil	Nil	Nil	Nil	39,000	(5)	39,000
Secretary, Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil

(1)	Guoqiang Qian was appointed as our president, chief executive officer and chairman on December 21, 2016.

(2)	Scott J. Silverman was appointed as our treasurer, chief financial officer, and director on December 21, 2016.

(3)

During the year ended March 31, 2017, $30,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director.

(4)	Min Shi was appointed as our secretary and director on December 21, 2016.

(5)	During the year ended March 31, 2017, $39,000 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended March 31, 2017 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2017.

Option Exercises

During our fiscal year ended March 31, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 9, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Guoqiang Qian No. 2 1099 Nong Tangshan Road, Room 504 Yangpu District Shanghai 200082 China	Common	5,245,716 Common Shares	43.7%
Min Shi 109 Alumroot Irvine Ca 92620	Common	1,841,302 Common Shares	15.3%
Yanping Qian No. 3, 1100 Nong Lanzhou Road, Room 604 Yangpu District Shanghai CHINA	Common	1,187,937 Common Shares	9.9%
EverAsia Financial Group, Inc.(2) 8950 SW 74th Ct Miami, FL 33156	Common	296,954	2.5%
Directors and Officers as a group	Common	7,383,972 Common Shares	61.5%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 9, 2017. As of June 9, 2017, there were 12,000,383 shares of our company’s common stock issued and outstanding.
(2)	EverAsia Financial Group, Inc. is a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2017 and for the fiscal year ended March 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2017 $	March 31, 2016 $
Audit Fees	8,000	7,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	8,000	7,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)

3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)

3.4	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)

3.5	Articles of Amendment date January 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)

3.6	Articles of Amendment dated March 14 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)

10.1	Form of Stock Purchase Agreement between the Company and Non-U.S. Investors dated March 13, 2017 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)

10.2	Stock Purchase Agreement between the Company and EverAsia Financial Group, Inc. dated March 13, 2017 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)

10.3	Stock Purchase Agreement dated December 15, 2016 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2016)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE GLOBAL HOLDINGS, INC.
(Registrant)

Dated: June 23, 2017	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 23, 2017	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 23, 2017	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 23, 2017	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Dated: June 23, 2017	By:	/s/ Min Shi
Min Shi
Secretary and Director

