Form 10-Q
period 2017-06-30
Jade Global Holdings, Inc.
filed 2017-08-03
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

786-363-0136
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  YES   ☒  NO

There are 12,000,383 shares of common stock issued and outstanding as of August 3, 2017.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION.

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	17

Item 6.	Exhibits.	17

SIGNATURES.		18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Jade Global Holdings, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Jade Global Holdings, Inc. (formerly Media Analytics Corporation)

June 30, 2017

JADE GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and Equivalents	$793,062	$945,908
Prepaid Expenses	1,500	-
	794,562	945,908

TOTAL ASSETS	$794,562	$945,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$8,671	$504
Due to Related Party	-	2,636

TOTAL LIABILITIES	8,671	3,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 12,000,383 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(860,788)	(703,911)
Total Stockholders’ Equity / (Deficit)	785,891	942,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$794,562	$945,908

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2017	2016
REVENUES:
Revenue	$-	$-
	-	-

OPERATING EXPENSES
General and Administrative	142,415	-
Filing Fees	1,792	-
Transfer Agent Fees	1,242	-
Professional Fees	11,595	4,927
Total Operating Expenses	157,044	4,927

LOSS FROM OPERATIONS	(157,044)	(4,927)

Other Income / (Loss)
Interest Income	167	-
Total Other Loss	167

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(156,877)	(4,927)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(156,877)	$(4,927)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	500,032

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,877)	$(4,927)

Changes in operating assets and liabilities:
Decrease / (Increase) in prepaid expense	(1,500)	-
Decrease / (increase) in accounts payable and accrued expense	8,167	877
Decrease / (Increase) in due to related party	(2,636)	3,000
Net Cash Provided By Operating Activities	(152,846)	(1,050)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

NET (DECREASE) IN CASH	(152,846)	(1,050)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	945,908	3,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$793,062	$2,161

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Jade Global Holdings, Inc. (formerly Media Analytics Corporation) (the “Company”) was incorporated as FanSport Inc., on March 16, 2011, to develop and provide social gaming mobile applications for fantasy sports enthusiasts. In September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company was focused on developing or acquiring software that helps companies track their social data.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2017 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive shares outstanding for all periods presented.

Reverse Stock Split

On December 27, 2016, the Company’s board of directors approved a reverse stock split whereby each twenty (20) shares of our Common Stock were converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued 984 additional shares to all holders of a fractional share.

The effective date of the reverse stock split was January 30, 2017. Upon the completion of the reverse stock split, the Company had 501,016 issued and outstanding shares of common stock, which represented a decrease of 9,499,613 shares over its prior total of 10,000,629 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of June 30, 2017 or March 31, 2017, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $249 and $0 for the three months ended June 30, 2017 and 2016, respectively.

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

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2017-10 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of June 30, 2017 and March, 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2017 and the year ended March 31, 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at June 30, 2017 and March 31, 2017, as the Company does not believe it has taken any uncertain tax positions.

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

At June 30, 2017, the Company had net operating loss carryforwards of approximately $860,788, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $301,276 are offset by a valuation allowance of the same amount. We are subject to taxation in the United States and the State of Florida. As of June 30, 2017, tax years for 2012 through 2016 are subject to examination by the tax authorities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2017 and March 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 issued and outstanding at June 30, 2017 and March 31, 2017, respectively.

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

NOTE 4. STOCKHOLDERS’ DEFICIT – Continued

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

During the three months ended June 30, 2017, $30,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director.

During the three months ended June 30, 2017, $34,858 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director.

The Company owed $0 and $2,636 to Related Parties at June 30, 2017 and March 31, 2017, respectively.

NOTE 6. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2017 and March 31, 2017 was in excess of the FDIC insurance threshold.

NOTE 7. COMMITMENT

None

NOTE 8. SUBSEQUENT EVENTS

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly foreign-owned enterprise (“WFOE”) operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint venture to open or to open wholly-owned jade trading clubs and retail jade stores in the People’s Republic of China. The new subsidiary is expected to be the first step in opening our retail and private club establishments in furtherance of our business plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our business and registered office is located at 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156.

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

Plan of Operation

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

One July 20, 2017, Jade Global Holdings formed a Wholly Foreign Owned Entity, or WFOE, in China which the Company plans to utilize to establish JV’s to open wholly-owned jade trading clubs and retail jade stores in the People’s Republic of China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, Jade Global Holdings’ stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. The Company intends to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three ended June 30, 2017 and 2016.

Our operating results for the three months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended
	June 30,
	2017	2016
Revenue	$-	$-
General and Administrative	$142,415	$-
Filing Fees	$1,792	$-
Transfer agent fees	$1,242	$-
Professional fees	$11,595	$4,927
Loss from Operations	$(157,044)	$(4,927)
Other Income	$167	$-
Net Loss	$(156,877)	$(4,927)

Results of Operations – Three Months ended June 30, 2017 and 2016

No revenue has been generated by the Company for the three months ended June 30, 2017 and 2016. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We incurred $142,415 in general and administrative expenses for the three months ended June 30, 2017, compared to $0.00 for the three months ended June 30, 106. The substantial increase is due to the hiring of several consultants, establishment of an office and general increase in business operations. We incurred $1,792 in expenses from filings fees for the three months ended June 30, 2017, compared to $0.00 for the three months ended June 30, 2016. The slight increase is mainly due to increased financial printing costs. We also incurred $1,242 in fees from the transfer agent for the three months ended June 30, 2017, compared to $0 for the three months ended June 30, 2016. The increase in this expense is mainly attributable to increased fees related to the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $11,595 in professional fees for the three months ended June 30, 2017, compared to $4,927 for the three months ended June 30, 2016. The significant decrease is primarily due to increased legal fees related to research for establishing our international operations.

Due to the factors described above, our operating expenses for the three months ended June 30, 2017 were $157,044 compared to operating expenses of $4,927 for the three months ended June 30, 2016.

The Company’s net loss for the three months ended June 30, 2017 was $156,877, compared to $4,927 for the three months ended June 30, 2016.

Liquidity and Capital Resources

For the three months ended June 30, 2017, the net cash used in operating activities was $152,846 compared with $1,050 used by operating activities for the three months ended June 30, 2016. The change is related to the change in operations from developing our new business plan. For the three months ended June 30, 2017 and June 30, 2016, the net cash used in investing activities was $0.00 and $0.00, respectively. The net cash provided by financing activities was $0.00for the three months ended June 30, 2017 compared with $0.00 for the three months ended June 30, 2016. The Company had a total cash balance of $793,062 as of June 30, 2017 compared with $2,161 at June 30, 2016.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2017:

	For the Three Months ended June 30, 2017	For the Three Months ended June 30, 2016
Net Cash Provided by (Used in) Operating Activities	$(152,846)	$(1,050)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$-	$-
Net Increase (Decrease) in Cash for the Period	$(152,846)	$(1,050)

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive shares outstanding for all periods presented.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2017 or March 31, 2017, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+     In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE GLOBAL HOLDINGS, INC.

Date: August 3, 2017	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

