Form 10-Q
period 2017-09-30
Jade Global Holdings, Inc.
filed 2017-10-30
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES  ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There are 12,000,383 shares of common stock issued and outstanding as of October 30, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Jade Global Holdings, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Jade Global Holdings, Inc. (formerly Media Analytics Corporation)

September 30, 2017

JADE GLOBAL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Equivalents	$632,968	$945,908
	632,968	945,908

TOTAL ASSETS	$632,968	$945,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$5,657	$504
Due to Related Party	1,135	2,636

TOTAL LIABILITIES	6,792	3,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 12,000,383shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,020,503)	(703,911)
Total Stockholders’ Equity	626,176	942,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$632,968	$945,908

 See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative	119,853	-	262,268	-
Filing Fees	1,744	2,370	3,536	2,370
Transfer Agent Fees	837	-	2,079	-
Professional Fees	37,417	3,944	49,012	8,871
Total Operating Expenses	159,851	6,314	316,895	11,241

LOSS FROM OPERATIONS	(159,851)	(6,314)	(316,895)	(11,241)

Other Income / (Loss)
Interest Income	136	-	303	-
Total Other Loss	136	-	303	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(159,715)	(6,314)	(316,592)	(11,241)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(159,715)	$(6,314)	$(316,592)	$(11,241)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	500,032	12,000,383	500,032

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(316,592)	$(11,241)

Changes in operating assets and liabilities:
Decrease / (increase) in accounts payable and accrued expense	5,153	3,230
Decrease / (Increase) in due to related party	(1,501)	4,800
Net Cash Used In Operating Activities	(312,940)	(3,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided By Financing Activities	-	-

NET DECREASE IN CASH	(312,940)	(3,211)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	945,908	3,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$632,968	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

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

On December 15, 2016, Media Analytics Corporation the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 380,000 (7,600,000 pre-split) shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company. On December 27, 2016, the Company changed its name to Jade Global Holdings, Inc. The Company intends to engage in the wholesale and retail trade of jade and jade products through retail stores and online web site. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guoqiang Qian, Scott Silverman and Min Shi as directors, and Guoqiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO and Secretary, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These condensed interim financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2017 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The condensed interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of September 30, 2017 and March 31, 2017, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $249 for the three months and for the six months ended September 30, 2017 and $0 and $0 for the three months and for the six months ended September 30, 2016, respectively.

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

Revenue and Cost Recognition

The Company has no current source of revenue; therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

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

NOTE 3. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of September 30, 2017 and March 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended September 30, 2017 and the year ended March 31, 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at September 30, 2017 and March 31, 2017, as the Company does not believe it has taken any uncertain tax positions.

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

At September 30, 2017, the Company had net operating loss carryforwards of approximately $1,017,869, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $356,254 are offset by a valuation allowance of the same amount. We are subject to taxation in the United States and the State of Florida. As of September 30, 2017, tax years for 2012 through 2016 are subject to examination by the tax authorities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at September 30, 2017 and March 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 issued and outstanding at September 30, 2017 and March 31, 2017, respectively.

NOTE 4. STOCKHOLDERS’ DEFICIT - Continued

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

On December 27, 2016, the Company’s CEO loaned the Company $160,000 to fund operations. The loan was due on demand and bore no interest. On March 13, 2017, the loan was converted into 1,735,358 shares of common stock at a price of $0.0922 per share.

During the three months ended September 30, 2017, $30,000 and $0and during the six months ended September 30, 2016, $60,000 and $0 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director.

During the three months ended September 30, 2017, $42,000 and $0 and during the six months ended September 30, 2016, $$76,858 and $0 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director.

On August 7, 2017, the Company’s CEO advanced $1,135 to the Company to pay for the registration fee to obtain the license for our Chinese WFOE. The loan bears no interest, and is payable on demand.

The Company owed $1,135 and $2,636 to Related Parties at September 30, 2017 and March 31, 2017, respectively.

NOTE 6. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor. Our cash balance at September 30, 2017 and March 31, 2017 was in excess of the FDIC insurance threshold.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the Statements were issued and there are no subsequent events that would require adjustment to or disclosure in the Statements.

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

On September 17, 2013, our board of directors and a majority of our stockholders approved a change of name of our company from FanSport, Inc. to Media Analytics Corporation. Articles of Amendment to Articles of Incorporation were filed with the Florida Secretary of State on August 28, 2013, with an effective date of September 3, 2013.

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

On December 27, 2016, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which increased the Company’s authorized common shares from 16,666,667 shares, par value $0.0001 to 25,000,000 common shares, par value $0.0001 and effected a reverse stock split of our issued and outstanding common stock on a twenty (20) old for one (1) new basis. No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share, resulting in an additional 984 shares being issued. There was no change in the par value of our common stock. The effective date of the reverse stock split was January 30, 2017. Upon the completion of the reverse stock split, the Company had 501,016 issued and outstanding shares of common stock, which represented a decrease of 9,499,613 shares over its prior total of 10,000,629 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

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

Name Change

On December 27, 2016, our board of directors and a majority our shareholders approved a change of name of our company from Media Analytics Corporation to Jade Global Holdings, Inc. Articles of Amendment to Articles of Incorporation were filed with the Florida Secretary of State on January 31, 2017, with an effective date of January 31, 2017.

Reverse Stock Split and Change in Capitalization

On December 27, 2016, our company’s board of directors, and a majority of our stockholders approved by resolution, a reverse stock split of our issued and outstanding shares of common stock on a twenty (20) old for one (1) new basis and an increase of our authorized stock to 25,000,000 shares. Articles of Amendment to the Articles of Incorporation for the reverse stock split were filed and became effective with the Florida Secretary of State on January 31, 2017. Consequently, our authorized share capital increased from 16,666,667 shares of common stock to 25,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock decreased from 10,000,629 to 500,032 shares of common stock, all with a par value of $0.0001. Articles of Amendment to the Articles of Incorporation for the reverse stock split and application for a new trading symbol were filed with FINRA on January 31, 2017 and was effective with FINRA and OTC Markets on the opening of trading on April 3, 2017.

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

Plan of Operation

Jade Global Holdings intends to increase global awareness and ownership of jade globally. Until Jade Global Holdings’ entry into the global jade trade, there has been no centralized market for trading of jade and jade products. The traditional distribution channels involved working through purchasing agents, traveling around the world in search of inventory or purchasing finished jade jewelry products from often disreputable wholesalers. The Company intends to grow Jade Global Holdings into a vertically integrated global company that will comprise of international mining operations, jewelry design and manufacturing, Business-to-business (“B2B”) eCommerce wholesale trade, bricks and mortar membership only jade trading centers, global depository and one or more online jade trading platforms.

The Company believes that in order to educate and tempt buyers globally, it must maintain a modified storefront presence. Specifically, Jade Global Holdings intends to open showrooms in strategic locations around the world where it will display its products. All purchases would be completed via internet kiosks located in the showrooms. Jade Global Holdings’ intends to make its Jaedo® website and JadeExchange® trading platform accessible via these kiosks, and all products ordered would be drop shipped directly to the customer. The Company intends to follow a multi-stage strategy to increase awareness and increase sales of this precious stone.

1.	The Company intends to build Membership Trade Centers in China, which will allow it to have a foothold, as well as to monitor trends, in the biggest market for jade in the world.

2.	The Company plans to build the JadeExchange® global online trading platform, which will allow for collectors and investors to purchase partial ownership shares in Jade Units (JU’s), which, in turn, will own expensive museum quality collectors pieces.

3.	The Company plans to open JadeUnit® centers in London, Dubai, Sydney and Toronto. These four world-renowned money centers will give us broad access to investors and traders who have an interest in jade. As necessary, the Company intends to open additional JadeUnit® centers to gain access to an even larger audience.

4.	The Company plans to launch its Jaedo.com® B2B and B2C eCommerce website, which will allow its customers to not only purchase jade products, but also to sell it back in repurchase transactions, much like the spot market for gold and diamonds.

On July 20, 2017, Jade Global Holdings received approval from the PRC government to form a Wholly Foreign Owned Entity, or WFOE, in China which the Company plans to utilize to establish JV’s to open wholly-owned jade trading clubs in the People’s Republic of China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, Jade Global Holdings’ stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. The Company intends to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of September 30, 2017, the WFOE has not yet been formed and operations have not commenced.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended September 30, 2017 and 2016.

Our operating results for the three and six months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
General and Administrative	$119,853	$-	$262,268	$-
Filing Fees	$1,744	$2,370	$3,536	$2,370
Transfer agent fees	$837	$-	$2,079	$-
Professional fees	$37,417	$3,944	$49,012	$8,871
Loss from Operations	$(159,851)	$(6,314)	$(316,895)	$(11,241)
Other Income	$136	$-	$303	$-
Net Loss	$(159,715)	$(6,341)	$(316,592)	$(11,241)

Results of Operations – Three Months ended September 30, 2017 and 2016

No revenue has been generated by the Company for the three months ended September 30, 2017 and 2016.

We incurred $119,853 in general and administrative expenses for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. The substantial increase is due to the hiring of several consultants, establishment of an office and general increase in business operations. We incurred $1,744 in expenses from filings fees for the three months ended September 30, 2017, compared to $2,370 for the three months ended September 30, 2016. The decrease is negligible and just a fluctuation based on incremental adjustments due to changes in the number and frequency of filings during the period. We also incurred $837 in fees from the transfer agent for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. The increase in this expense is mainly attributable to increased fees related to the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $37,417 in professional fees for the three months ended September 30, 2017, compared to $3,944 for the three months ended September 30, 2016. The significant increase is primarily due to increased legal fees related to research for establishing our international operations.

Due to the factors described above, our operating expenses for the three months ended September 30, 2017 were $159,851 compared to operating expenses of $6,314 for the three months ended September 30, 2016.

The Company’s net loss for the three months ended September 30, 2017 was $159,715, compared to $6,314 for the three months ended September 30, 2016.

Results of Operations – Six Months ended September 30, 2017 and 2016

No revenue has been generated by the Company for the six months ended September 30, 2017 and 2016.

We incurred $262,268 in general and administrative expenses for the six months ended September 30, 2017, compared to $0 for the six months ended September 30, 106. The substantial increase is due to the hiring of several consultants, establishment of an office and general increase in business operations. We incurred $3,536 in expenses from filings fees for the six months ended September 30, 2017, compared to $2,370 for the six months ended September 30, 2016. The increase is negligible and just a fluctuation based on incremental adjustments due to changes in the number and frequency of filings during the period. We also incurred $2,079 in fees from the transfer agent for the six months ended September 30, 2017, compared to $0 for the six months ended September 30, 2016. The increase in this expense is mainly attributable to increased fees related to the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $49,012 in professional fees for the six months ended September 30, 2017, compared to $8,871 for the six months ended September 30, 2016. The significant increase is primarily due to increased legal fees related to research for establishing our international operations.

Due to the factors described above, our operating expenses for the six months ended September 30, 2017 were $316,895 compared to operating expenses of $11,241 for the six months ended September 30, 2016.

The Company’s net loss for the six months ended September 30, 2017 was $316,592, compared to $11,241 for the six months ended September 30, 2016.

Liquidity and Capital Resources

For the six months ended September 30, 2017, the net cash used in operating activities was $312,940 compared with $3,211 used by operating activities for the six months ended September 30, 2016. The change is related to the change in operations from developing our new business plan. For the six months ended September 30, 2017 and September 30, 2016, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $0 for the six months ended September 30, 2017 compared with $0 for the six months ended September 30, 2016. The Company had a total cash balance of $632,968 as of September 30, 2017.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three and six months ended September 30, 2017:

	For the Three Months ended September 30, 2017	For the Three Months ended September 30, 2016
Net Cash Provided by (Used in) Operating Activities	$(312,940)	$(3,211)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$-	$-
Net Increase (Decrease) in Cash for the Period	$(312,940)	$(3,211)

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of September 30, 2017 or March 31, 2017, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

JADE GLOBAL HOLDINGS, INC.

Date: October 30, 2017	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

