Form 10-KT
period 2017-12-31
Jade Global Holdings, Inc.
filed 2018-03-20
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

(Mark One)

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________

or

☒   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2017 to December 31, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $9,480,303 based on a $0.79 closing bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year.

There are 12,000,383 shares of common stock issued and outstanding as of March 20, 2018.

 i

PART I

Item 1. Business.

This transition report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On December 27, 2016, our board of directors approved a name change from Media Analytics Corporation to Jade Global Holdings, Inc. and a reverse stock split whereby each twenty (20) shares of our Common Stock were converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued 984 additional shares to all holders of a fractional share. The effective date of the reverse stock split was January 30, 2017. Upon the completion of the reverse stock split, the Company had 501,016 issued and outstanding shares of common stock, which represented a decrease of 9,4989,613 shares over its prior total of 10,000,629 issued and outstanding shares of common stock.

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

On July 20, 2017, we received Chinese government approval to form a new wholly foreign-owned enterprise (“WFOE”) operating subsidiary in Shanghai, P.R. China, Shanghai Jaedo Jewelry Co., Ltd. Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading club and retail jade stores in the People’s Republic of China. The new subsidiary is expected to be the first step in opening our retail and private club establishments in furtherance of our business plan. As of December 31, 2017, Jaedo had not begun operations.

On January 16, 2018, our Board of Directors adopted a resolution to change the Company’s fiscal year end from March 31 to December 31, effective as of December 31, 2017. As a result of this change, the Company will file a Transition Report on Form 10-K for the nine-month period from April 1, 2017 to December 31, 2017.

Our business and registered office is located at 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156, our telephone number is (786) 363-0136.

Our Current Business

We intend to increase global awareness and ownership of jade globally. Until our entry into the global jade trade, there has been no centralized market for trading of jade and jade products. The traditional distribution channels involved working through purchasing agents, traveling around the world in search of inventory or purchasing finished jade jewelry products from often disreputable wholesalers. We intend to grow into a vertically integrated global company that will comprise of international mining operations, jewelry design and manufacturing, Business-to-business (“B2B”) eCommerce wholesale trade, bricks and mortar membership only jade trading centers, global depository and one or more online jade trading platforms.

We believe that in order to educate and tempt buyers globally, we must maintain a modified storefront presence. Specifically, We intend to open showrooms in strategic locations around the world where will display our products. All purchases would be completed via internet kiosks located in the showrooms. We intend to make our Jaedo® website and JadeExchange® trading platform accessible via these kiosks, and all products ordered would be drop shipped directly to the customer. We intend to follow a multi-stage strategy to increase awareness and increase sales of this precious stone.

1.	Build Membership Trade Centers in China, which will allow it to have a foothold, as well as to monitor trends, in the biggest market for jade in the world.

2.	Build the JadeExchange® global online trading platform, which will allow for collectors and investors to purchase partial ownership shares in Jade Units (JU’s), which, in turn, will own expensive museum quality collectors pieces.

3.	Open JadeUnit® centers in London, Dubai, Sydney and Toronto. These four world-renowned money centers will give us broad access to investors and traders who have an interest in jade. As necessary, we intend to open additional JadeUnit® centers to gain access to an even larger audience.

4.	Launch Jaedo.com® B2B and B2C eCommerce website, which will allow our customers to not only purchase jade products, but also to sell it back in repurchase transactions, much like the spot market for gold and diamonds.

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of December 31, 2017, the WFOE has not yet been formed and operations have not commenced.

In addition to our retail stores, we intend to also include VIP “back rooms” in our outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” Jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our JadeShares® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to our high net worth clients and would have armed guard security on duty at all times. Finally, we plan to build each showroom with an “educational area” with some “Gem Quality” Jade on display and Audio/Visual presentations of history of Jade and its importance in Chinese culture. We intend to set ourselves apart from other jade retailers in that we plan to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

Our brand will endeavor to offer trendy, hip products for all ages. We plan to supply medium quality and high quality “designer” Jewelry to appeal to every taste. In addition to jewelry, we will also sell high quality and museum quality collectibles. Finally, we plan to sell bulk jade on a wholesale basis to jewelry designers, artisans, investors and collectors.

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

We plan to utilize famous jewelry designers from around the world to create unique pieces of jewelry for all price points, as well as for mass production and resale through its wholesale business-to-business channels. Additionally, we intend to commission artisans to create valuable collectibles for sale on our Global Trading Platform and in our stores. Finally, we may employ jade jewelry designers in our stores who can create beautiful, one-of- a-kind custom Jewelry for customers while they wait, giving them an added appreciation of the beautiful jade pieces being created.

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Description of our Products and Services

We also intend to launch an eCommerce website, which would be a blend between a traditional online jewelry retailer and an online auction site similar to eBay. Within the Jaedo® site, we intend to require customers to register and join one of three membership tiers. The tiers are:

1.       Retail Tier – The entry level Retail Tier created as a web store for retail purchases. The Retail Tier is not expected to require any membership fee, and is intended to be accessible to the general public. It is expected to be similar to Bluenile.com, which is regarded as the current market leader in online diamond transactions.

2.       Collectors Tier – This tier is expected to include higher value collector and museum quality pieces for sale. In order to access these collections, we plan to require members to purchase a monthly membership. The membership is expected to carry a monthly recurring fee of $50. The Collectors Tier is also expected to offer the opportunity for members to sell their jade pieces to us at prevailing market prices. Additionally, The Collectors Tier should allow collectors to trade pieces among themselves. On these third party transactions, we plan to charge a small transaction fee to cover processing costs.

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

We do not anticipate charging any membership fees for the first full year of operations, during which time we intend to build our client base and refine both our platform and products. We plan to offer customers the use of our showrooms and lounges, as well as our expert staff, for their own private transactions, for an additional fee. Additionally, we plan to offer storage of the customers’ jade at secure storage facilities that we intend to build or lease around the world. The Collectors Tier and Wholesale Tier are slated to include our Buyback Guarantee whereby we guarantee that we will repurchase any piece of jewelry, raw jade or collectible purchased through its platform at current market prices. We expect that this Buyback Guarantee combined with our Global Trading Platform will entice customers to purchase its products not only to be worn or displayed, but also for investment purposes in the hopes that the value increases, and customers will have a medium on which to trade their pieces.

Markets

We operate in multiple market segments, including jewelry and collectibles trading. We plan to access these markets through traditional retail stores and eCommerce websites.

Competition

The global jewelry industry is competitively fragmented. We will encounter significant competition in all product categories, however Jade is not widely used in jewelry sales the United States. Some competitors specialize in just one area in which we will be active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service and compete on the basis of that reputation. Certain other jewelers and retailers compete primarily through advertised price promotion. We will differentiate our company through our offerings. We believe that our close connections to the supply channels will enable us to access better supply and better pricing than new entrants. We will compete on the basis of our brand’s reputation for high-quality products, customer service and distinctive merchandise.

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

Employees and Employment Agreements

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We expect to increase the number of our employees over the next 12 months period as we begin to scale up our operations. We do and will continue to outsource contract employment as needed until such time that our operation requires additional staff.

We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business and development programs.

Research and Development

We have not spent any amounts on that which has been classified as research and development activities in our financial statements during the last two fiscal years.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties.

Our company does not own any real estate or other properties. We currently rent our principal business office on a month-to-month basis for $150 per month, which is located at 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156. Our telephone number is 786-363-0136.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2017	$0.45	$0.45
September 30, 2017	$0.80	$0.80
June 30, 2017	$0.80	$0.80
March 31, 2017	$0.75	$0.75
December 31, 2016	$1.20	$0.40
September 30, 2016	$0.30	$0.30
June 30, 2016	$0.32	$0.32
March 31, 2016	$0.00255	$0.0006

Our common stock is issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, telephone number (212) 828-8436, is the registrar and transfer agent for our common stock.

Shareholders of Record

As of March 16, 2018, there were 14 holders of record of our common stock. As of such date, 12,000,383 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of the Company’s equity securities during the transition period from April 1, 2017 to December 31, 2017 that were not otherwise disclosed in a Current Report on Form 8-K.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the transaction period from April 1, 2017 to December 31, 2017.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the nine and twelve months ended December 31, 2017 and March 31, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We intend to increase global awareness and ownership of jade globally. Until our entry into the global jade trade, there has been no centralized market for trading of jade and jade products. The traditional distribution channels involved working through purchasing agents, traveling around the world in search of inventory or purchasing finished jade jewelry products from often disreputable wholesalers. We intend to grow into a vertically integrated global company that will comprise of international mining operations, jewelry design and manufacturing, Business-to-business (“B2B”) eCommerce wholesale trade, bricks and mortar membership only jade trading centers, global depository and one or more online jade trading platforms.

We believe that in order to educate and tempt buyers globally, we must maintain a modified storefront presence. Specifically, we intend to open showrooms in strategic locations around the world where will display our products. All purchases would be completed via internet kiosks located in the showrooms. We intend to make our Jaedo® website and JadeExchange® trading platform accessible via these kiosks, and all products ordered would be drop shipped directly to the customer. We intend to follow a multi-stage strategy to increase awareness and increase sales of this precious stone.

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of December 31, 2017, the WFOE has not yet been formed and operations have not commenced.

In addition to our retail stores, we intend to also include VIP “back rooms” in our outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” Jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our JadeShares® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to our high net worth clients and would have armed guard security on duty at all times. Finally, we plan to build each showroom with an “educational area” with some “Gem Quality” Jade on display and Audio/Visual presentations of history of Jade and its importance in Chinese culture. We intend to set ourselves apart from other jade retailers in that we plan to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

Our brand will endeavor to offer trendy, hip products for all ages. We plan to supply medium quality and high quality “designer” Jewelry to appeal to every taste. In addition to jewelry, we will also sell high quality and museum quality collectibles. Finally, we plan to sell bulk jade on a wholesale basis to jewelry designers, artisans, investors and collectors.

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

We plan to utilize famous jewelry designers from around the world to create unique pieces of jewelry for all price points, as well as for mass production and resale through its wholesale business-to-business channels. Additionally, we intend to commission artisans to create valuable collectibles for sale on our Global Trading Platform and in our stores. Finally, we may employ jade jewelry designers in our stores who can create beautiful, one-of- a-kind custom Jewelry for customers while they wait, giving them an added appreciation of the beautiful jade pieces being created.

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the nine and twelve month periods ended December 31, 2017 and March 31, 2017. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Nine and Twelve Month Periods Ended December 31, 2017 and March 31, 2017, respectively

	Nine Months Ended December 31, 2017		Year Ended March 31, 2017
Revenue	$	Nil	$	Nil
Total Operating Expenses		$475,336		$131,712
Net Loss		$(475,027)		$(131,305)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the nine and twelve month periods ended December 31, 2017 and March 31, 2017, respectively are summarized as follows:

	Nine Months Ended December 31, 2017	Year Ended March 31, 2017
Filing fees	$5,031	$7,737
General and administrative expenses	$406,078	$101,112
Transfer agent fees	$2,826	$5,379
Professional fees	$61,401	$17,484
Other income/expense	$309	$407
Net Loss	$(475,027)	$(131,305)

Total expenses for the nine months ended December 31, 2017 were $475,027, comprised of operating expenses of $475,336 and other income of $309, resulting in a net loss for the year of $475,027 compared to a net loss of $131,305 for the year ended March 31, 2017. The increase in expenses was primarily due to costs related to developing and implementing our new business plan, the engagement of certain contract professionals and our fund raise.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	March 31,
	2017	2017
Current Assets	$472,485	$945,908
Current Liabilities	$4,744	$3,140
Working Capital (deficit)	$467,741	$942,768

Cash Flows

	Nine Months	Year
	Ended	Ended
	December 31,	March 31,
	2017	2017
Net Cash Provided by (Used in) Operating Activities	$(473,423)	$(134,184)
Net Cash Provided by Investing Activities	$ Nil	$1,076,881
Net Cash Provided by Financing Activities	$ Nil	$ Nil
Net Increase in Cash During the Period	$473,423	$942,697

As of December 31, 2017, we had working capital of $467,741 consisting of cash on hand of $472,485 and $4,744 in current liabilities, as compared to working capital of $942,768 with $945,908 of cash on hand and $3,140 in current liabilities at March 31, 2017.

Operating Activities

Net cash used by operating activities for the nine months ended December 31, 2017 was $473,423 as compared to net cash provided by operating activities of $134,184 for the year ended March 31, 2017. The increase of cash used by operating activities was due to the changes in our level of operating activities, specifically costs related to the development and execution of our business plan, the hiring of certain consultants and professionals, our fund raise and change of control transaction.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2017 was $nil as compared to net cash provided by financing activities of $1,076,881 for the year ended March 31, 2017.

Cash Requirements

As of December 31, 2017, our company raised $1,076,881 from financing activities. There was $472,485 cash on hand in the corporate bank accounts. As of the date of this report, we have not generated any revenue from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	$673,000
Transfer agent fees	3,000
Professional fees	77,000
Total	$753,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $753,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2017 or March 31, 2017, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable and accrued liabilities approximates the carrying amount of these financial instruments due to their short-term maturity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

To The Board of Directors and Stockholders of

Jade Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jade Global Holdings, Inc. (the Company) as of December 31, 2017 and March 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the nine month period ended December 31, 2017 and the year ended March 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and March 31, 2017, and the results of its operations and its cash flows for the nine month period ended December 31, 2017 and the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group

We have served as the Company’s auditor since 2015

Farmington, Utah

March 15, 2018

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2017

ASSETS

CURRENT ASSETS
Cash and Equivalents	$472,485	945,908
TOTAL CURRENT ASSETS	472,485	945,908

TOTAL ASSETS	$472,485	$945,908

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$3,609	$504
Due to Related Party	1,135	2,636

TOTAL LIABILITIES	4,744	3,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 12,000,383 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,178,938)	(703,911)
Total Stockholders’ Equity / (Deficit)	467,741	942,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$472,485	$945,908

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended	For the Twelve Months Ended
	December 31, 2017	March 31, 2017
REVENUES:
Revenue	$-	$-

OPERATING EXPENSES
General and Administrative	406,078	101,112
Filing Fees	5,031	7,737
Transfer Agent Fees	2,826	5,379
Professional Fees	61,401	17,484
Total Operating Expenses	475,336	131,712

LOSS FROM OPERATIONS	(475,336)	(131,712)

Other Income / (Loss)
Interest Income	309	40
Gain on Foreign Currency Exchange	-	367
Total Other Loss	309	407

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(475,027)	(131,305)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(475,027)	$(131,305)

Net loss per share - basic and diluted	$(0.04)	$(0.14)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	941,141

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY / (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2016	-	$-	500,032	50	$445,764	(571,622)	$(125,808)

Forgiveness of debt from former Officer/Director					139,881		139,881

Common stock issued for reverse split			984	-	984	(984)	-

Conversion of related party note to common stock			1,735,358	174	159,826	-	160,000

Sale of common stock for cash	-	-	9,764,009	976	899,024	-	900,000

Net loss, 2017	-	-	-	-	-	(131,305)	(131,305)

Balance, March 31, 2017	-	$-	12,000,383	1,200	$1,645,479	(703,911)	$942,768

Net Loss, Nine Months ended December 31, 2017						(475,027)	(475,027)

	-	$-	12,000,383	1,200	$1,645,479	(1,178,938)	$467,741

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Twelve Months Ended
	December 31, 2017	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(475,027)	$(131,305)

Changes in operating assets and liabilities:
Decrease / (Increase) in prepaid expense	-	-
Increase / (Decrease) in accounts payable and accrued expense	3,105	(5,515)
Increase / (Decrease) in due to related party	(1,501)	2,636
Net Cash Provided / (Used In) By Operating Activities	(473,423)	(134,184)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by Related Party	-	176,881
Proceeds from sale of common stock	-	900,000
Net Cash Provided By Financing Activities	-	1,076,881

NET INCREASE / (DECREASE) IN CASH	(473,423)	942,697

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	945,908	3,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$472,485	$945,908

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-
Non-cash investing & financing activities
Forgiveness of long-term debt related party	$-	$139,881
Conversion of related party debt to common stock	$-	$160,000

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint venture to open or to open wholly-owned jade trading clubs in the People’s Republic of China. As of December 31, 2017, Jaedo had not begun operations.

In January, 2018, the Company elected to change its year end from March 31 to December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis and include Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). All significant inter-organizational accounts have been eliminated.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year end is December 31.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2017 or December 31, 2017, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 for the nine months ended December 31, 2017 and year ended March 31, 2017, respectively.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2017-15 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $475,027 and net cash used in operations of $473,423 for the nine months ended December 31, 2017 transition period. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of December 31, 2017 and March, 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended December 31, 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at December 31, 2017, as the Company does not believe it has taken any uncertain tax positions. Tax returns for the years ended March 31, 2015, March 31, 2016 and March 31, 2017 have been filed and remain open for examination by the taxing authorities.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

At December 31, 2017, the Company had net operating loss carryforwards of approximately $1,178,939, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $247,577 are offset by a valuation allowance of the same amount. Prior to the enactment of the Tax Act, the Company recognized potential tax benefits of the net operating loss carryforwards of approximately $412,639, offset by a valuation allowance of the same amount. The reduction in the potential tax benefit from $412,639 to $247,577 is a result of the change of the federal income tax rate from 35% to 21% due to the provisions of the Tax Act and due to an increase in additional net operating losses during the period.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 5. STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2017 and March 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 and 12,000,383 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively.

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 5. STOCKHOLDERS’ DEFICIT – Continued

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

There are 25,000,000 common shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at December 31, 2017.

NOTE 6. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY

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

On August 7, 2017, the Company’s CEO loaned the Company $1,135 to fund operations. The loan is due on demand and bears no interest.

During the nine months December 31, 2017 and year ended March 31, 2017, $90,000 and $30,000 in consulting fees were paid, respectively, to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At December 31. 2017 and March, 31, 2017, $0 and $1,249 in accounts payable were due to EverAsia Financial Group, respectively.

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 6. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY – Continued

During the nine months ended December 31, 2017 and year ended March 31, 2017, $109,858 and $40,387 in consulting fees were paid, respectively, to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At December 31. 2017 and March, 31, 2017, $0 and $1,387 in accounts payable were due Forbstco International, respectively.

The Company owed $1,135 and $2,636 to Related Parties at December 31, 2017 and March 31, 2017 respectively.

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2017 and March 31, 2017 were in excess of the FDIC insurance threshold.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

We conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our Management’s Report on Internal Control over Financial Reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only our report. Therefore, this Transition Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Guoqiang Qian	President, Chief Executive Officer and Chairman	60	December 21, 2016
Scott J. Silverman	Treasurer, Chief Financial Officer and Director	48	December 21, 2016
Min Shi	Secretary and Director	48	December 21, 2016

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

Guoqiang Qian — President, Chief Executive Officer and Chairman

Guoqiang Qian spent the earlier part of his 40-year career working for the Shanghai Railway Yangpu Station and Shanghai Railway Bureau. Since 1995, Mr. Qian has served in several executive roles, including as the Executive President of the Hong Kong Huntec Group and General Manager of Shanghai Guoyin Science & Technology Co., Ltd. In 2010, Mr. Qian created Shanghai Bridgeway-Horizon Multimedia Technology Co., Ltd., which was engaged in the development of multimedia, animation and gaming technologies that were implemented at several large-scale resorts in China. In 2012, he founded Shanghai Dingyangxuan Investment Management, that engaged in the investment and management of artwork. He then founded the Shanghai Dingyangxuan Tea Culture Museum and the Shanghai Shuojue Art Museum and Shanghai Cuicange Treasury Museum in 2014 and 2016 respectively. He currently sits on the Board of Directors of the Shanghai Cuican Culture Diffusion Co., Ltd and is the Deputy Chairman of Chinese Civil Collections Preservation Commission. Mr. Qian attended university in China and earned his Master’s degree in political economics.

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

Min Shi — Secretary and Director

Min Shi has been an international business consultant and has worked in the investment and finance industry, both in the United States and in China, for more than 25 years. Since 2001, Ms. Shi has assisted American companies which were conducting, or wished to conduct, business in China. She has worked successively in the roles of associate, senior counselor, Finance and Investment Department Manager, Asset Management, Mutual Fund Department Manager, and Vice President at the Nan Yang Investment Company of China, Jia Shi Investment Group of Hong Kong, China Hao Ran Investment Company, China Long Sheng Heng Ye Investment Company and China Wall Street Investment Company, respectively. Ms. Shi has worked with many small and medium sized companies on overseas market development, assisting them in securing financing in the United States, Hong Kong and Chinese capital markets. Additionally, she has consulted for several US based companies by making introductions to, and improving relations with, the Chinese government. Ms. Shi has worked with several banks and Chinese provincial governments on various projects, including financing government real estate development projects and mergers or acquisitions between government owned and private enterprises in China. Ms. Shi has a Bachelors degree from the Chinese Medical University of Beijing.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the periods covered by this report, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal accounting officer and principal financial officer. Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1 on April 27, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156.

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

Audit Committee and Audit Committee Financial Expert

We do not have a director that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

The following table provides summary information concerning compensation paid or accrued by us to our named executive officers for services rendered to us for the transition period from April 1, 2017 to December 31, 2017 (T2017) and for the year ended March 31, 2017 (Y2017).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guoqiang Qian	T2017	-	-	-	-	-	-	-		-
President & Chief Executive Officer	Y2017	-	-	-	-	-	-	-		-

Scott J. Silverman	T2017	-	-	-	-	-	-	90,000	(1)	90,000
Treasurer & Chief Financial Officer	Y2017	-	-	-	-	-	-	$30,000	(1)	30,000

Min Shi	T2017	-	-	-	-	-	-	109.858	(2)	109,858
Secretary	Y2017	-	-	-	-	-	-	$39,000	(2)	39,000

(1)

During the nine months ended December 31, 2017 and year ended March 31, 2017, $90,000 and 30,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively.

(2)	During the nine months ended December 31, 2017 and year ended March 31, 2017, $109,858 and $39,000 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director, respectively.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the transition period ended December 31, 2017.

Option Exercises

During our transition period ended December 31, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as March 16, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Officers
Guoqiang Qian No. 2 1099 Nong Tangshan Road, Room 504 Yangpu District Shanghai 200082 China	4,945,716	41.2%
Scott J. Silverman(2) 8950 SW 74th Ct Miami, FL 33156	296,954	2.5%
Min Shi 109 Alumroot Irvine Ca 92620	1,841,302	15.3%
Directors and Officers as a group (3 persons)	7,083,972	59%
5% Shareholders
Yanping Qian No. 3, 1100 Nong Lanzhou Road, Room 604 Yangpu District Shanghai CHINA	1,187,937	9.9%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 16, 2018. As of March 16, 2018, there were 12,000,383 shares of our company’s common stock issued and outstanding.
(2)	Indirectly through EverAsia Financial Group, Inc. which Mr. Silverman has sole voting and dipositive power over.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction for the transition period ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the nine months ended December 31, 2017 and year ended March 31, 2017, $90,000 and $30,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively.

During the nine months ended December 31, 2017 and year ended March 31, 2017, $109,858 and $39,000 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director, respectively.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the transition period from April 1, 2017 to December 31, 2017 and for the fiscal year ended March 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Transition Period from April 1, 2017 to December 31, 2017	Year Ended March 31, 2017
Audit Fees	$8,300	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,300	$8,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
3.3	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2013)
3.4	Articles of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
3.5	Articles of Amendment date January 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)
3.6	Articles of Amendment dated March 14 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)
10.1	Form of Stock Purchase Agreement between the Company and Non-U.S. Investors dated March 13, 2017 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)
10.2	Stock Purchase Agreement between the Company and EverAsia Financial Group, Inc. dated March 13, 2017 (incorporated by reference to our Current Report on Form 8-K filed on April 10, 2017)
10.3	Stock Purchase Agreement dated December 15, 2016 (incorporated by reference to our Current Report on Form 8-K filed on December 21, 2016)
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2011)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer.
32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE GLOBAL HOLDINGS, INC.

Dated: March 20, 2018	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 20, 2018	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2018	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 20, 2018	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Dated: March 20, 2018	By:	/s/ Min Shi
Min Shi
Secretary and Director

