Form 10-Q
period 2018-03-31
Jade Global Holdings, Inc.
filed 2018-05-07
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

(786) 363-0136
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

There were 12,000,383 shares of common stock issued and outstanding as of May 7, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Equivalents	$251,187	$472,485
Prepaid Expenses	75,387	-
Total Current Assets	326,574	472,485

TOTAL ASSETS	$326,574	$472,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$31,193	$3,609
Due to Related Party	1,135	1,135

TOTAL LIABILITIES	32,328	4,744

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 12,000,383 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,352,433)	(1,178,938)
Total Stockholders’ Equity / (Deficit)	294,246	467,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,574	$472,485

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES:
Revenue	$-	$-

OPERATING EXPENSES
General and Administrative	159,282	101,035
Filing Fees	1,495	3,805
Transfer Agent Fees	747	3,179
Professional Fees	12,000	12,212
Total Operating Expenses	173,524	120,231

LOSS FROM OPERATIONS	(173,524)	(120,231)

Other Income / (Loss)
Interest Income	29	40
Total Other Loss	29	40

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(173,495)	(120,191)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(173,495)	$(120,191)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	10,393,603

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,495)	$(120,191)

Changes in operating assets and liabilities:
Decrease / (Increase) in prepaid expense	(75,387)	-
Increase / (Decrease) in accounts payable and accrued expense	27,584	4,909
Increase / (Decrease) in due to related party	-	(158,751)
Net Cash Provided / (Used In) By Operating Activities	(221,298)	(274,033)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided by Related Party	-	160,000
Proceeds from sale of common stock	-	900,000
Net Cash Provided By Financing Activities	-	1,060,000

NET INCREASE / (DECREASE) IN CASH	(221,298)	785,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	472,485	159,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,187	$945,907

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-
Non-cash investing & financing activities
Conversion of related party debt to common stock	$-	$160,000

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint venture to open or to open wholly-owned jade trading clubs in the People’s Republic of China. As of March 31, 2018, Jaedo had not begun operations.

In January, 2018, the Company elected to change its year end from March 31 to December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis and include Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). All significant inter-organizational accounts have been eliminated.

Accounting Basis

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2018 or December 31, 2017, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $0 for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2018-05 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $173,495 and net cash used in operations of $221,298 for the three months ended March 31, 2018. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of March 31, 2018 and December 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2018 and 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at March 31, 2018, as the Company does not believe it has taken any uncertain tax positions. Tax returns for the years ended March 31, 2015, March 31, 2016, March 31, 2017 and December 31, 2017 have been filed and remain open for examination by the taxing authorities.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 4. INCOME TAXES - continued

At March 31, 2018, the Company had net operating loss carryforwards of approximately $1,352,433, which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $284,011 are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 5. STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at March 31, 2018 and December 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 and 12,000,383 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.

NOTE 5. STOCKHOLDERS’ DEFICIT

On March 13, 2017, the Company sold 9,764,009 common shares at US$0.0922 per share.

On March 13, 2017, our CEO converted a loan in the amount of $160,000 into 1,735,358 shares of common stock at a price of $0.0922 per share.

There are 25,000,000 common shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at March 31, 2018.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 6. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY - continued

On August 7, 2017, the Company’s CEO loaned the Company $1,135 to fund operations. The loan is due on demand and bears no interest.

During the three months ended March 31, 2018, $30,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At March 31, 2018 and December 31, 2017, $0 and $0 in accounts payable were due to EverAsia Financial Group.

During the three months ended March 31, 2018 and March 31, 2017, $72,000 and $40,387 in consulting fees were paid, respectively, to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At March 31, 2018 and December 31, 2017, $0 and $0 in accounts payable were due Forbstco International, respectively.

The Company owed $1,135 and $1,135 to Related Parties at March 31, 2018 and December 31, 2017, respectively.

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2018 and December 31, 2017 were in excess of the FDIC insurance threshold.

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

We believe that in order to educate and tempt buyers globally, we must maintain a modified storefront presence. Specifically, we intend to open showrooms in strategic locations around the world where we will display our products. All purchases would be completed via internet kiosks located in the showrooms. We intend to make our Jaedo® website and JadeExchange® trading platform accessible via these kiosks, and all products ordered would be drop shipped directly to the customer. We intend to follow a multi-stage strategy to increase awareness and increase sales of this precious stone.

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of March 31, 2018, the WFOE has not yet been formed and operations have not commenced.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2018 and 2017.

Our operating results for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended
	March 31,
	2018	2017
Revenue	$-	$-
General and Administrative	$159,282	$101,035
Filing Fees	$1,495	$3,805
Transfer agent fees	$747	$3,179
Professional fees	$12,000	$12,212
Loss from Operations	$(173,524)	$(120,231)
Other Income	$29	$40
Net Loss	$(173,495)	$(120,191)

Results of Operations – Three Months ended March 31, 2018 and 2017

No revenue has been generated by the Company for the three months ended March 31, 2018 and 2017. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We incurred $159,282 in general and administrative expenses for the three months ended March 31, 2018, compared to $101,035 for the three months ended March 31, 2017. The substantial increase is due to the hiring of several consultants, establishment of an office and general increase in business operations. We incurred $1,495 in expenses from filings fees for the three months ended March 31, 2018, compared to $3,805 for the three months ended March 31, 2017. The decrease is mainly due to decreased financial printing costs. We also incurred $747 in fees from the transfer agent for the three months ended March 31, 2018, compared to $3,179 for the three months ended March 31, 2017. The decrease in this expense is mainly attributable to decreased fees related to the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $12,000 in professional fees for the three months ended March 31, 2018, compared to $12,212 for the three months ended March 31, 2017.

Due to the factors described above, our operating expenses for the three months ended March 31, 2018 were $173,524 compared to operating expenses of $120,231 for the three months ended March 31, 2017.

The Company’s net loss for the three months ended March 31, 2018 was $173,495, compared to $120,191 for the three months ended March 31, 2017.

Liquidity and Capital Resources

For the three months ended March 31, 2018, the net cash used in operating activities was $221,298 compared with $274,033 used by operating activities for the three months ended March 31, 2017. The change is related to the change in operations from developing our new business plan. For the three months ended March 31, 2018 and March 31, 2017, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $0 for the three months ended March 31, 2018 compared with $1,060,000 for the three months ended March 31, 2017. The cash provided by financing activities was the result of the sale of 9,476,525 shares of Company’s common stock $0.0001 par value per share at a price of $0.0922 per share for an aggregate of $873,500 to 10 non-U.S. investors, the conversion of a $160,000 loan payable to our CEO into 1,735,358 shares of common stock $0.0001 par value at a price of $0.0922 per share and the sale of 287,484 shares of common stock $0.0001 par value per share at a price of $0.0922 per share for an aggregate price of $26,500 to EverAsia Financial Group, Inc, a company beneficially owned and controlled by our CFO on March 13, 2017. The Company had a total cash balance of $251,187 as of March 31, 2018 compared with $472,485 at December 31, 2017.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2018:

	For the Three Months ended March 31, 2018	For the Three Months ended March 31, 2017
Net Cash Provided by (Used in) Operating Activities	$(221,298)	$(274,033)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$-	$1,060,000
Net Increase (Decrease) in Cash for the Period	$(221,298)	$(785,967)

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations

Critical Accounting Policies

Accounting Basis

Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Our company’s fiscal year end is December 31.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31,2018 or December 31, 2017, respectively.

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

Item 4. Controls and Procedures.

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

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+     In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JADE GLOBAL HOLDINGS, INC.

Date: May 7, 2018	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

