Form 10-Q
period 2018-06-30
Jade Global Holdings, Inc.
filed 2018-07-12
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

There were 12,000,383 shares of common stock issued and outstanding as of July 12, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Equivalents	$84,745	$472,485
Prepaid Expenses	492	-
	85,237	472,485

LONG TERM ASSETS
Furniture and Equipment (Net)	11,811	-
Intangible Assets	350	-
Total Long Term Assets	12,161	-

TOTAL ASSETS	$97,398	$472,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued Expense	$10,771	$3,609
Due to Related Party	131,031	1,135

TOTAL LIABILITIES	141,802	4,744

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 500,032 shares issued and outstanding at June 30, 2018 and December. 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,691,083)	(1,178,938)
Total Stockholders’ Equity / (Deficit)	(44,404)	467,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,398	$472,485

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Revenue	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
General and Administrative	322,409	142,415	481,691	243,451
Filing Fees	-	1,792	1,495	5,597
Transfer Agent Fees	747	1,242	1,494	4,421
Professional Fees	15,508	11,595	27,508	23,806
Total Operating Expenses	338,664	157,044	512,188	277,275

LOSS FROM OPERATIONS	(338,664)	(157,044)	(512,188)	(277,275)

Other Income
Interest Income	14	167	43	208
Total Other Loss	14	167	43	208

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(338,650)	(156,877)	(512,145)	(277,067)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(338,650)	$(156,877)	$(512,145)	$(277,067)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	12,000,383	12,000,383	12,000,383

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(512,145)	$(277,067)

Changes in operating assets and liabilities:
Increase in accounts payable and accrued expense	7,162	10,189
Increase in prepaid expense	(492)	-
Net Cash Used In Operating Activities	(505,475)	(266,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(11,811)	-
Trademark	(350)	-
Net Cash Used In Investing Activities	(12,161)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	900,000
Repayments to related party	(104)	-
Proceeds from related party	130,000	-
Net Cash Provided By Financing Activities	129,896	900,000

NET INCREASE (DECREASE) IN CASH	(387,740)	633,122

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	472,485	159,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,745	$793,062

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest expense	$32	$-
Income taxes	$-	$-
Non-cash investing & financing activities
Conversion of related party debt to common stock	$-	$160,000

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Jade Global Holdings, Inc. (formerly Media Analytics Corporation) (the “Company”) was incorporated as FanSport Inc., on March 16, 2011, to develop and provide social gaming mobile applications for fantasy sports enthusiasts. On September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company was focused on developing or acquiring software that helps companies track their social data.

On December 15, 2016, Media Analytics Corporation, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 380,000 (7,600,000 pre-split) shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company. On December 27, 2016, the Company changed its name to Jade Global Holdings, Inc. The Company intends to engage in the wholesale and retail trade of jade and jade products through retail stores and online websites. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guoqiang Qian, Scott Silverman and Min Shi as directors, and Guoqiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO and Secretary, respectively.

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading clubs in the People’s Republic of China. As of June 30, 2018, Jaedo had not begun operations.

In January 2018, the Company elected to change its year end from June 30 to December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis and include Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). All significant inter-company accounts have been eliminated.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2018 or December 31, 2017, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charges to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $0 for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2018-08 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 3. GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $512,145 and negative cash flows of $387,740 for the six months ended June 30, 2018. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of June 30, 2018 and December 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2018 and 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at June 30, 2018, as the Company does not believe it has taken any uncertain tax positions. Tax returns for the years ended June 30, 2015, June 30, 2016, June 30, 2017 and December 31, 2017 have been filed and remain open for examination by the taxing authorities.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 4. INCOME TAXES – Continued

At June 30, 2018, the Company had net operating loss carryforwards of approximately $1,691,083, which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $355,127 are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 5. STOCKHOLDERS' EQUITY / (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2018 and December 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 and 12,000,383 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

On March 13, 2017, the Company sold 9,764,009 common shares at US$0.0922 per share.

On March 13, 2017, our CEO converted a loan in the amount of $160,000 into 1,735,358 shares of common stock at a price of $0.0922 per share.

There are 25,000,000 common shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at June 30, 2018.

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

On May 27, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $80,000 to fund operations. The loan is due on demand and bears no interest.

On June 30, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $50,000 to fund operations. The loan is due on demand and bears no interest.

During the three months ended June 30, 2018 and 2017, $30,000 and $30,000 and the six months ended June 30, 2018 and 2017, $60,000 and $60,000 in consulting fees were paid, respectively, to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At June 30, 2018 and December 31, 2017, $0 and $0 in accounts payable were due to EverAsia Financial Group.

During the three months ended June 30, 2018 and 2017, $34,858 and $63,000 and the six months ended June 30, 2018 and 2017, $73,858 and $120,000 in consulting fees were paid, respectively, to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At June 30, 2018 and December 31, 2017, $0 and $0 in accounts payable were due Forbstco International, respectively.

The Company owed $131,031 and $1,135 to Related Parties at June 30, 2018 and December 31, 2017, respectively.

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2018 and December 31, 2017 was not and was in excess of the FDIC insurance threshold, respectively.

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

Overview

We intend to increase global awareness and ownership of jade globally. Until our entry into the global jade trade, there has been no centralized market for trading of jade and jade products. The traditional distribution channels involved working through purchasing agents, traveling around the world in search of inventory or purchasing finished jade jewelry products from often disreputable wholesalers. We intend to grow into a vertically integrated global company that will comprise of international mining operations, jewelry design and manufacturing, business-to-business (“B2B”) eCommerce wholesale trade, bricks and mortar membership-only jade trading centers, global depository and one or more online jade trading platforms.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of June 30, 2018, the WFOE has not yet commenced operations

In addition to our retail stores, we intend to also include VIP “back rooms” in our outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” Jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our JadeShares® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to our high net worth clients and would have armed guard security on duty at all times. Finally, we plan to build each showroom with an “educational area” with some “Gem Quality” Jade on display and Audio/Visual presentations of history of Jade and its importance in Chinese culture. We intend to set ourselves apart from other jade retailers in that we plan to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2018 and 2017.

Our operating results for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
General and Administrative	$322,409	$142,415	$481,691	$243,451
Filing Fees	$-	$1,792	$1,495	$5,597
Transfer agent fees	$747	$1,242	$1,494	$4,421
Professional fees	$15,508	$11,595	$27,508	$23,806
Loss from Operations	$(338,664)	$(157,044)	$(512,188)	$(277,275)
Other Income	$14	$167	$43	$208
Net Loss	$(338,650)	$(156,877)	$(512,145)	$(277,067)

Results of Operations – Three Months ended June 30, 2018 and 2017

No revenue has been generated by the Company for the three months ended June 30, 2018 and 2017.

We incurred $322,409 in general and administrative expenses for the three months ended June 30, 2018, compared to $142,415 for the three months ended June 30, 2017. The substantial increase is due to the costs incurred for the exhibition of jade jewelry and collectibles at the JCK 2018 trade show. We incurred $0 in expenses from filing fees for the three months ended June 30, 2018, compared to $1,792 for the three months ended June 30, 2017. The decrease is negligible and just a fluctuation based on incremental adjustments due to changes in the number and frequency of filings during the period. We also incurred $747 in fees from the transfer agent for the three months ended June 30, 2018, compared to $1,242 for the three months ended June 30, 2017. The decrease in this expense is mainly attributable to decreased fees related to the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $15,508 in professional fees for the three months ended June 30, 2018, compared to $11,595 for the three months ended June 30, 2017. The slight increase is primarily due to increased legal fees related to research for establishing our international operations.

Due to the factors described above, our operating expenses for the three months ended June 30, 2018 were $338,664 compared to operating expenses of $157,044 for the three months ended June 30, 2017.

The Company’s net loss for the three months ended June 30, 2018 was $338,650, compared to $156,877 for the three months ended June 30, 2017.

Results of Operations – Six Months ended June 30, 2018 and 2017

No revenue has been generated by the Company for the six months ended June 30, 2018 and 2017.

We incurred $481,691 in general and administrative expenses for the six months ended June 30, 2018, compared to $243,451 for the six months ended June 30, 2017. The substantial increase is due to the costs incurred for the exhibition of jade jewelry and collectibles at the JCK 2018 trade show. We incurred $1,495 in expenses from filings fees for the six months ended June 30, 2018, compared to $5,597 for the six months ended June 30, 2017. The substantial decrease is due to changes in the number and frequency of filings during the period. We also incurred $1,494 in fees from the transfer agent for the six months ended June 30, 2018, compared to $4,421 for the six months ended June 30, 2017. The decrease in this expense is mainly attributable to a reduction in the number of stock issuances during the period, decreased fees related to the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $27,508 in professional fees for the six months ended June 30, 2018, compared to $23,806 for the six months ended June 30, 2017. The increase is primarily due to increased legal fees related to research for establishing our international operations.

Due to the factors described above, our operating expenses for the six months ended June 30, 2018 were $512,188 compared to operating expenses of $277,275 for the six months ended June 30, 2017.

The Company’s net loss for the six months ended June 30, 2018 was $512,145, compared to $277,067 for the six months ended June 30, 2017.

Liquidity and Capital Resources

For the six months ended June 30, 2018, the net cash used in operating activities was $505,475 compared with $266,878 used by operating activities for the six months ended June 30, 2017. The change is mostly related to the costs of exhibiting jade and jade collectibles at the JCK 2018 trade show reflected in an increase in net loss from the prior year. For the six months ended June 30, 2018 and June 30, 2017, the net cash used in investing activities was $12,161 and $0, respectively. The net cash used in investing activities was the result of the purchase of furniture and equipment for the JCK 2018 show, and the application for a trademark for our JaedoTM brand. The net cash provided by financing activities was $129,896 for the six months ended June 30, 2018 compared with $900,000 for the six months ended June 30, 2017. Cash provided by financing activities was due to proceeds received from related parties during 2018. Cash provided by financing activities for the six months ended June 30, 2017 was due to sale of common stock. The Company had a total cash balance of $84,745 as of June 30, 2018 compared with $472,485 at December 31, 2017.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2018:

	For the Six Months ended June 30, 2018	For the Six Months ended June 30, 2017
Net Cash Provided by (Used in) Operating Activities	$(505,475)	$(266,878)
Net Cash Provided by (Used in) Investing Activities	$(12,161)	$-
Net Cash Provided by (Used in) Financing Activities	$129,896	$900,000
Net Increase (Decrease) in Cash for the Period	$(387,740)	$(785,967)

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30,2018 or December 31, 2017, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

JADE GLOBAL HOLDINGS, INC.

Date: July 12, 2018	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

