Form 10-Q
period 2018-09-30
Jade Global Holdings, Inc.
filed 2018-10-23
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  YES  ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 12,000,383 shares of common stock issued and outstanding as of October 19, 2018.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

  JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Equivalents	$35,199	$472,485
Prepaid Expenses	492	-
	35,691	472,485

LONG TERM ASSETS
Furniture and Equipment (Net)	10,484	-
Trademark	350	-
Total Long Term Assets	10,834	-

TOTAL ASSETS	$46,525	$472,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued Expenses	$1,874	$3,609
Due to Related Party	190,927	1,135

TOTAL LIABILITIES	192,801	4,744

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 12,000,383 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,792,955)	(1,178,938)
Total Stockholders’ Equity / (Deficit)	(146,276)	467,741

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,525	$472,485

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Revenue	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
General and Administrative	89,313	119,853	571,004	363,305
Depreciation Expense	1,327	-	1,327	-
Filing Fees	2,990	1,744	4,485	7,341
Transfer Agent Fees	747	837	2,241	5,258
Professional Fees	7,500	37,417	35,008	61,223
Total Operating Expenses	101,877	159,851	614,065	437,127

LOSS FROM OPERATIONS	(101,877)	(159,851)	(614,065)	(437,127)

Other Income
Interest Income	2	136	48	343
Total Other Loss	2	136	48	343

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(101,875)	(159,715)	(614,017)	(436,784)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(101,875)	$(159,715)	$(614,017)	$(436,784)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	12,000,383	12,000,383	12,000,383

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(614,017)	$(436,784)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,327	-
Changes in operating assets and liabilities:
Change in prepaid expenses	(492)	-
Increase in accounts payable and accrued expenses	(1,735)	8,675
Net Cash Used in Operating Activities	(614,917)	(428,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(11,811)	-
Purchase of trademark	(350)	-
Net Cash Used In Investing Activities	(12,161)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	900,000
Repayments to related party	(208)	-
Proceeds from related party	190,000	1,135
Net Cash Provided By Financing Activities	189,792	901,135

NET INCREASE / (DECREASE) IN CASH	(437,286)	473,026

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	472,485	159,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,199	$632,966

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest expense	$32	$-
Income taxes	$-	$-
Non-cash investing & financing activities
Conversion of related party debt to common stock	$-	$160,000

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading clubs in the People’s Republic of China. As of September 30, 2018, Jaedo had not begun operations.

In January 2018, the Company elected to change its year end from September 30 to December 31.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2018 or December 31, 2017, respectively.

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

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $0 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2018-15 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $614,417 and negative cash flows of $437,286 for the nine months ended September 30, 2018. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of September 30, 2018 and December 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2018 and 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at September 30, 2018, as the Company does not believe it has taken any uncertain tax positions. Tax returns for the years ended September 30, 2015, September 30, 2016, September 30, 2017 and December 31, 2017 have been filed and remain open for examination by the taxing authorities.

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

NOTE 4. INCOME TAXES – Continued

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

At September 30, 2018, the Company had net operating loss carryforwards of approximately $1,792,955, which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $376,521 are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 5. STOCKHOLDERS’ EQUITY / (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at September 30, 2018 and December 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 and 12,000,383 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

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

On May 27, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $80,000 to fund operations. The loan is due on demand and bears no interest. In May 2018, the Company repaid $104.

NOTE 6. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY – Continued

On June 29, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $50,000 to fund operations. The loan is due on demand and bears no interest.

On August 20, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $30,000 to fund operations. The loan is due on demand and bears no interest. In August, 2018 the Company repaid $104.

On September 26, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $30,000 to fund operations. The loan is due on demand and bears no interest.

During the three months ended September 30, 2018 and 2017, $15,000 and $30,000 and the nine months ended September 30, 2018 and 2017, $75,000 and $90,000 in consulting fees were paid, respectively, to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At September 30, 2018 and December 31, 2017, $0 and $0 in accounts payable were due to EverAsia Financial Group.

During the three months ended September 30, 2018 and 2017, $10,000 and $42,000 and the nine months ended September 30, 2018 and 2017, $130,000 and $115,858 in consulting fees were paid, respectively, to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At September 30, 2018 and December 31, 2017, $0 and $0 in accounts payable were due Forbstco International, respectively.

The Company owed $190,927 and $1,135 to Related Parties at September 30, 2018 and December 31, 2017, respectively.

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at September 30, 2018 and December 31, 2017 was not and was in excess of the FDIC insurance threshold, respectively.

NOTE 8. SUBSEQUENT EVENTS

On October 3, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $20,000 to fund operations. The loan is due on demand and bears no interest.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of September 30, 2018, the WFOE has not yet commenced operations.

In addition to our retail stores, we intend to also include VIP “back rooms” in our outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” Jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our JadeExchange® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to our high net worth clients and would have armed guard security on duty at all times. Finally, we plan to build each showroom with an “educational area” with some “Gem Quality” Jade on display and Audio/Visual presentations of history of Jade and its importance in Chinese culture. We intend to set ourselves apart from other jade retailers in that we plan to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

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

On June 5, 2018, the United States Patent and Trademark Office (“USPTO”) issued the Company a trademark for the use of the name Jaedo® for jewelry and precious stones; jewelry and jade. We intend to utilize Jaedo® for our line of ready-to-wear jewelry, as well as our eCommerce website store name.

We are currently evaluating locations in both China and the US where we will open our first bricks and mortar locations. Additionally, we are seeking out and intend to begin stockpiling high quality jade jewelry and jade collectibles for inventory purposes.

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2018 and 2017.

Our operating results for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
General and Administrative	$89,313	$119,853	$571,004	$363,305
Filing Fees	$2,990	$1,744	$4,485	$7,341
Transfer agent fees	$747	$837	$2,241	$5,258
Depreciation	$1,327	$-	$1,327	$-
Professional fees	$7,500	$37,417	$35,008	$61,233
Loss from Operations	$(101,877)	$(159,851)	$(614,065)	$(437,127)
Other Income	$2	$136	$48	$343
Net Loss	$(101,875)	$(159,715)	$(614,017)	$(436,784)

Results of Operations – Three Months ended September 30, 2018 and 2017

No revenue has been generated by the Company for the three months ended September 30, 2018 and 2017.

We incurred $89,313 in general and administrative expenses for the three months ended September 30, 2018, compared to $119,853 for the three months ended September 30, 2017. The substantial decrease is due to a reduction in consulting fees paid. We incurred $2,990 in expenses from filing fees for the three months ended September 30, 2018, compared to $1,744 for the three months ended September 30, 2017. The increase is a fluctuation based on incremental adjustments due to changes in the number and frequency of filings during the period. We also incurred $747 in fees from the transfer agent for the three months ended September 30, 2018, compared to $837 for the three months ended September 30, 2017. The increase in this expense is mainly attributable to increased fees related to the monthly costs of maintaining our stock ledger and other related costs. We incurred $1,327 in depreciation for the three months ended September 30, 2018 as compared to $0 for the three months ended September 30, 2017. The difference is attributable to acquisition of certain property and equipment during the previous quarter, and the subsequent posting of depreciation. Lastly, we incurred $7,500 in professional fees for the three months ended September 30, 2018, compared to $37,417 for the three months ended September 30, 2017. The significant decrease is primarily due to a reduction legal fees paid during the period.

Due to the factors described above, our operating expenses for the three months ended September 30, 2018 were $101,877 compared to operating expenses of $159,715 for the three months ended September 30, 2017.

The Company’s net loss for the three months ended September 30, 2018 was $101,875, compared to $159,715 for the three months ended September 30, 2017.

Results of Operations – Nine months ended September 30, 2018 and 2017

No revenue has been generated by the Company for the nine months ended September 30, 2018 and 2017.

We incurred $571,004 in general and administrative expenses for the nine months ended September 30, 2018, compared to $363,305 for the nine months ended September 30, 2017. The substantial increase is due to the costs incurred for the exhibition of jade jewelry and collectibles at the JCK 2018 trade show. We incurred $4,485 in expenses from filings fees for the nine months ended September 30, 2018, compared to $7,341 for the nine months ended September 30, 2017. The decrease is due to changes in the number and frequency of filings during the period. We also incurred $2,241 in fees from the transfer agent for the nine months ended September 30, 2018, compared to $5,258 for the nine months ended September 30, 2017. The decrease in this expense is mainly attributable to a reduction in the number of stock issuances during the period, decreased fees related to the monthly costs of maintaining our stock ledger and other related costs. We incurred $1,327 in depreciation for the nine months ended September 30, 2018 as compared to $0 for the nine months ended September 30, 2017. The difference is attributable to acquisition of certain property and equipment, and the subsequent posting of depreciation. Lastly, we incurred $35,008 in professional fees for the nine months ended September 30, 2018, compared to $61,223 for the nine months ended September 30, 2017. The decrease is primarily due to reduced legal fees during the period.

Due to the factors described above, our operating expenses for the nine months ended September 30, 2018 were $614,065 compared to operating expenses of $437,127 for the nine months ended September 30, 2017.

The Company’s net loss for the nine months ended September 30, 2018 was $614,017, compared to $436,784 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, the net cash used in operating activities was $614,917 compared with $428,109 used by operating activities for the nine months ended September 30, 2017. The change is mostly related to the costs of exhibiting jade and jade collectibles at the JCK 2018 trade show reflected in an increase in net loss from the prior year. For the nine months ended September 30, 2018 and September 30, 2017, the net cash used in investing activities was $12,161 and $0, respectively. The net cash used in investing activities was the result of the purchase of furniture and equipment for the JCK 2018 show, and the application for a trademark for our JaedoTM brand. The net cash provided by financing activities was $189,792 for the nine months ended September 30, 2018 compared with $901,135 for the nine months ended September 30, 2017. Cash provided by financing activities was due to proceeds received from related parties during 2018. Cash provided by financing activities for the nine months ended September 30, 2017 was due to sale of common stock. The Company had a total cash balance of $35,199 as of September 30, 2018 compared with $632,966 at December 31, 2017.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2018:

	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017
Net Cash Provided by (Used in) Operating Activities	$(614,917)	$(428,109)
Net Cash Provided by (Used in) Investing Activities	$(12,161)	$-
Net Cash Provided by (Used in) Financing Activities	$189,792	$901,135
Net Increase (Decrease) in Cash for the Period	$(437,286)	$473,026

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30,2018 or December 31, 2017, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

JADE GLOBAL HOLDINGS, INC.

Date: October 22, 2018	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

