Form 10-K
period 2018-12-31
Jade Global Holdings, Inc.
filed 2019-03-27
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018 was $969,395.44 based on a $0.26 closing bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There are 12,000,383 shares of common stock issued and outstanding as of March 27, 2019.

i

PART I

Item 1. Business.

Forward-Looking Statements

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

Our financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

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

On January 30, 2017, our board of directors and a majority of our shareholders approved a name change of our company from Media Analytics Corporation to Jade Global Holdings, Inc., an increase in our authorized common shares from 16,666,667 shares to 25,000,000 shares and authorized the ability to issue 10,000,000 preferred shares with a par value of $0.00001 per share. Articles of Amendment to Articles of Incorporation were filed with the Florida Secretary of State on January 31, 2017, with an effective date of January 31, 2017.

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

On July 20, 2017, we received Chinese government approval to form a new wholly foreign-owned enterprise (“WFOE”) operating subsidiary in Shanghai, P.R. China, Shanghai Jaedo Jewelry Co., Ltd. Shanghai Jaedo Jewelry Co., Ltd. will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading club and retail jade stores in the People’s Republic of China. The new subsidiary is expected to be the first step in opening our retail and private club establishments in furtherance of our business plan. As of December 31, 2018, Jaedo had not begun operations.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of December 31, 2018, the WFOE has not yet been formed and operations have not commenced.

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

In May, 2018, we introduced its Jaedo® luxury jade jewelry to the world at JCK Las Vegas 2018, the leading jewelry expo in the United States.

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

Intellectual Property

We have filed an application with the United States Patent and Trademark Office (“USPTO”) to register Jaedo for trademark protection. On June 5, 2018, the USPTO approved our application and granted us a trademark to use Jaedo for commerce in jewelry and precious stones business

Employees and Employment Agreements

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
December 31, 2018	$0.35	$0.20
September 30, 2018	$0.54	$0.26
June 30, 2018	$0.548	$0.26
March 31, 2018	$0.5459	$0.30
December 31, 2017	$0.998	$0.4079
September 30, 2017	$1.00	$0.40
June 30, 2017	$1.00	$0.0483
March 31, 2017	$2.00	$0.24

Our common stock is issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, telephone number (212) 828-8436, is the registrar and transfer agent for our common stock.

Shareholders of Record

As of March 27, 2019, there were 14 holders of record of our common stock. As of such date, 12,000,383 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of the Company’s equity securities during the period from January 1, 2018 to December 31, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period from January 1, 2018 to December 31, 2018.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the twelve months ended December 31, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of December 31, 2018, the WFOE has not yet been formed and operations have not commenced.

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

In May, 2018, we introduced its Jaedo® luxury jade jewelry to the world at JCK Las Vegas 2018, the leading jewelry expo in the United States.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended December 31, 2018 and 2017, respectively. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended December 31, 2018 and December 31, 2017, respectively

	Year Ended December 31, 2018		Year Ended December 31, 2017
Revenue	$	Nil	$	Nil
Total Operating Expenses		$723,184		$595,566
Net Loss		$(723,136)		$(595,217)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the years ended December 31, 2018 and 2017, respectively are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Filing fees	$5,980	$8,836
General and administrative expenses	$671,637	$507,113
Transfer agent fees	$2,988	$6,005
Professional fees	$42,579	$73,612
Other income/expense	$48	$349
Net Loss	$(723,136)	$(595,217)

Total expenses for the year ended December 31, 2018 were $723,184, comprised of operating expenses of $723,184; and other income of $48, resulting in a net loss for the year of $723,136 compared to a net loss of $595,217 for the year ended December 31, 2017. The increase in expenses was primarily due to costs related to displaying at the JCK Jewelry show in Las Vegas.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2018	2017
Current Assets	$22,411	$472,485
Current Liabilities	$287,605	$4,744
Working Capital (deficit)	$(265,194)	$467,741

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Net Cash Provided by (Used in) Operating Activities	$(438,373)	$(587,455)
Net Cash Provided by (Used in) Investing Activities	$(12,161)	$ Nil
Net Cash Provided by Financing Activities	$ Nil	$900,000
Net Increase (Decrease) in Cash During the Period	$(450,534)	$312,545

As of December 31, 2018, we had a working capital deficiency of $265,194 consisting of cash on hand of $21,951, prepaid expenses of $460 and $287,605 in current liabilities, as compared to working capital of $467,751 with $472,485 of cash on hand and $4,744 in current liabilities at December 31, 2017.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2018 was $438,373 as compared to net cash used by operating activities of $587,455 for the year ended December 31, 2017. The decrease of cash used by operating activities was due to the changes in our level of operating activities, specifically costs related to the development and execution of our business plan and the reduction in use of certain consultants and professionals.

Investing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $12,161 as compared to net cash used by operating activities of $nil for the year ended December 31, 2017. The increase in cash used by investing activities was due to the acquisition of property and equipment for the JCK jewelry show and for the filing of our trademark.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $nil as compared to net cash provided by financing activities of $900,000 for the year ended December 31, 2017.

Cash Requirements

As of December 31, 2018, our company raised $nil from financing activities. There was $21,951 cash on hand in the corporate bank accounts. As of the date of this report, we have not generated any revenue from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	$365,000
Transfer agent fees	3,000
Professional fees	35,000
Total	$403,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $403,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2018 or December 31, 2017, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jade Global Holdings, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jade Global Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 27, 2019

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash and Equivalents	$21,951	472,485
Prepaid Expenses	460	-
Total Current Assets	22,411	472,485

FIXED ASSETS
Intangible Assets	350	-
Furniture and Equipment (Net)	9,449	-
Total Fixed Assets	9,799	-

TOTAL ASSETS	$32,210	$472,485

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$1,754	$3,609
Accounts payable – related party	15,000	-
Due to Related Parties	270,851	1,135

TOTAL LIABILITIES	287,605	4,744

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 and 12,000,383 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,902,074)	(1,178,938)
Total Stockholders’ Equity / (Deficit)	(255,395)	467,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT )	$32,210	$472,485

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
REVENUES:
Revenue	$-	$-

OPERATING EXPENSES
General and Administrative	378,637	202,563
Filing Fees	5,980	8,836
Management Consulting Fees – related party	203,000	184,550
Financial Management Consulting Fees – related party	90,000	120,000
Transfer Agent Fees	2,988	6,005
Professional Fees	42,579	73,612
Total Operating Expenses	723,184	595,566

LOSS FROM OPERATIONS	(723,184)	(595,566)

Other Income / (Loss)
Interest Income	48	349
Total Other Loss	48	349

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(723,136)	(595,217)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(723,136)	$(595,217)

Net loss per share - basic and diluted	$(0.06)	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	10,108,542

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENT STOCKHOLDERS’ EQUITY / (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	-	$-	500,032	$50	$585,645	$(582,737)	$2,958

Common stock issued for reverse split	-	-	984	-	984	(984)	-

Conversion of related party note to common stock	-	-	1,735,358	174	159,826	-	160,000

Sale of common stock for cash	-	-	9,764,009	976	899,024	-	900,000

Net Loss, 2017	-	-	-	-	-	(595,217)	(595,217)

Balance, December 31, 2017	-	-	12,000,383	1,200	1,645,479	(1,178,938)	467,741

Net Loss, 2018	-	-	-	-	-	(723,136)	(723,136)

Balance, December 31, 2018	-	-	12,000,383	$1,200	$1,645,479	$(1,902,074)	$(255,395)

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(723,136)	$(595,217)

Changes in operating assets and liabilities:
Decrease / (Increase) in prepaid expense	(460)	-
Depreciation and amortization	2,362
Increase in accounts payable and accrued expenses, including related party	13,145	6,627
Increase in due to related party	269,716	1,135
Net Cash Provided / (Used In) By Operating Activities	(438,373)	(587,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(11,811)	-
Trademark	(350)	-
Net Cash Used In Investing Activities	(12,161)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	900,000
Net Cash Provided By Financing Activities	-	900,000

NET INCREASE / (DECREASE) IN CASH	(450,534)	312,545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	472,485	159,940

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,951	$472,485

Supplemental Disclosures of Cash Flow Information
Non-cash investing & financing activities
Cash paid for Income Taxes	$-	$-
Conversion of related party debt to common stock	$-	$160,000

See Accompanying Notes to the Consolidated Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Jaedo will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading clubs in the People’s Republic of China. As of December 31, 2018, Jaedo had not begun operations.

In May, 2018, we introduced our Jaedo® luxury jade jewelry to the world at JCK Las Vegas 2018, the leading jewelry expo in the United States.

In January 2018, the Company elected to change its year end from March 31 to December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis and include Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). All significant inter-company accounts have been eliminated.

Accounting Basis

These consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive shares outstanding as of December 31, 2018 and 2017.

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2018 or December 31, 2017, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charges to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Furniture	$11,811	$-
Less accumulated depreciation	(2,362)	-

	$9,449	$-

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the years ended December 31, 2018 and 2017, the Company recorded depreciation expense of $2,362 and $0, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $3,206 and $249 for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

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

Other Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 5 to 30 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible assets at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Trademark	$350	$-
Less accumulated amortization	-	-

	$350	$-

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2018-20 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $723,136 and negative cash flows of $450,534 for the twelve months ended December 31, 2018. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of December 31, 2018 and December 31, 2017, respectively.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2018 and 2017, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at December 31, 2018, as the Company does not believe it has taken any uncertain tax positions. Tax returns for the years ended December 31, 2015, December 31, 2016, December 31, 2017 and December 31, 2018 have been filed and remain open for examination by the taxing authorities.

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4. INCOME TAXES – Continued

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

At December 31, 2018 and 2017, the Company had net operating loss carryforwards of approximately $1,902,074 and $1,178,939, respectively, which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $399,436 are offset by a valuation allowance of the same amount. In 2017, there was a reduction in the potential tax benefit from $412,639 to $247,577 as a result of the change of the federal income tax rate from 35% to 21% due to the provisions of the Tax Act but offset by an increase in additional net operating losses during the period.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 5. STOCKHOLDERS’ EQUITY / (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2018 and December 31, 2017.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 and 12,000,383 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.

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

On August 7, 2017, the Company’s CEO loaned the Company $1,135 to fund operations. The loan is due on demand and bears no interest. As of December 31, 2018 and 2017, $1,135 is owed and recorded in due to related parties on the balance sheet.

During the 12 months ended December 31, 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $276,300 to fund operations. The loans are due on demand and bears no interest. Also, during the 12 months ended December 31, 2018, the Company repaid $6,584. As of December 31, 2018 and 2017, $270,851 and $1,135, respectively, is owed and recorded in due to related parties on the balance sheet.

JADE GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 6. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY – Continued

During the twelve months ended December 31, 2018 and 2017, $90,000 and $120,000 in consulting fees were paid, respectively, to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At December 31, 2018 and December 31, 2017, $15,000 and $0 in accounts payable were due to EverAsia Financial Group and recorded in accounts payable – related party on the balance sheet.

During the twelve months ended December 31, 2018 and 2017, $203,000 and $184,550 in consulting fees were paid, respectively, to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At December 31, 2018 and December 31, 2017, $0 and $0 in accounts payable were due Forbstco International, respectively.

The Company owed $285,851 and $1,135 to Related Parties at December 31, 2018 and December 31, 2017, respectively.

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2018 and December 31, 2017 was not and was in excess of the FDIC insurance threshold, respectively.

NOTE 8. SUBSEQUENT EVENTS

On January 31, 2019, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $25,000 to fund operations. The loan is due on demand and bears no interest.

On March 1, 2019, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, loaned the Company $20,000 to fund operations. The loan is due on demand and bears no interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year December 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Guoqiang Qian	President, Chief Executive Officer and Chairman	61	December 21, 2016
Scott J. Silverman	Treasurer, Chief Financial Officer and Director	49	December 21, 2016
Min Shi	Secretary and Director	59	December 21, 2016

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

Item 11. Executive Compensation.

The following table provides summary information concerning compensation paid or accrued by us to our named executive officers for services rendered to us for the years ended December 31, 2018 and 2017.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guoqiang Qian	2018	-	-	-	-	-	-	-		-
President & Chief Executive Officer	2017	-	-	-	-	-	-	-		-

Scott J. Silverman	2018	-	-	-	-	-	-	105,000	(1)	105,000
Treasurer & Chief Financial Officer	2017	-	-	-	-	-	-	$120,000	(1)	120,000

Min Shi	2018	-	-	-	-	-	-	203,000	(2)	203,000
Secretary	2017	-	-	-	-	-	-	$184,550	(2)	184,550

(1)	During the years ended December 31, 2018 and 2017, $90,000 and $120,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively. At December 31, 2018 and December 31, 2017, $15,000 and $0 in accounts payable were due to EverAsia Financial Group.

(2)	During the years ended December 31, 2018 and 2017, $203,000 and $184.550 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director, respectively.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2018.

Option Exercises

During our year ended December 31, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Officers
Guoqiang Qian No. 2 1099 Nong Tangshan Road, Room 504 Yangpu District Shanghai 200082 China	4,945,716	41.2%
Scott J. Silverman(2) 8950 SW 74th Ct Miami, FL 33156	296,954	2.5%
Min Shi 109 Alumroot Irvine Ca 92620	1,841,302	15.3%
Directors and Officers as a group (3 persons)	7,083,972	59%
5% Shareholders
Yanping Qian(3) No. 3, 1100 Nong Lanzhou Road, Room 604 Yangpu District Shanghai CHINA	1,187,937	9.9%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 27, 2019. As of March 27, 2019, there were 12,000,383 shares of our company’s common stock issued and outstanding.

(2)	Indirectly through EverAsia Financial Group, Inc. which Mr. Silverman has sole voting and dipositive power over.

(3)	Yanping Qian is the sister of our CEO, Guoqiang Qian.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction for the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the years ended December 31, 2018 and 2017, $90,000 and $120,000 in consulting fees were paid to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively. At December 31, 2018 and December 31, 2017, $15,000 and $0 in accounts payable were due to EverAsia Financial Group.

During the years ended December 31, 2018 and 2017, $203,000 and $184,550 in consulting fees were paid to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director, respectively.

During the years ended December 31, 2018 and 2017, $270,851 and $1,135 were loaned to the Company by Guoqiang Qian, our CEO, and/or a company beneficially owned or controlled by our CEO.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees	$10,000	$8,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	$8,300

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

JADE GLOBAL HOLDINGS, INC.

Dated: March 27, 2019	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 27, 2019	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2019	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 27, 2019	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Dated: March 27, 2019	By:	/s/ Min Shi
Min Shi
Secretary and Director