Form 10-Q
period 2019-03-31
Jade Global Holdings, Inc.
filed 2019-05-08
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-54828

JADE GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8950 SW 74 Court Suite 2201-A44 Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

(786) 363-0136
(Registrant’s telephone number, including area code)

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock	JADG	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES  ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 12,000,383 shares of common stock issued and outstanding as of May 8, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and equivalents	$12,514	$21,951
Prepaid expenses	-	460
Total Current Assets	12,514	22,411

FIXED ASSETS
Intangible assets	350	350
Furniture and equipment (Net)	8,859	9,449
Total Fixed Assets	9,209	9,799

TOTAL ASSETS	$21,723	$32,210

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expense	$5,485	$1,754
Accounts payable - related party	37,500	15,000
Due to related party	316,326	270,851

TOTAL LIABILITIES	359,311	287,605

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 shares issued and outstanding	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(1,984,267)	(1,902,074)
Total Stockholders’ Equity / (Deficit)	(337,588)	(255,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT )	$21,723	$32,210

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES:
Revenue	$-	$-

OPERATING EXPENSES
General and Administrative	26,694	74,524
Management Consulting Fees - related party	45,000	87,000
Professional Fees	10,500	12,000
Total Operating Expenses	82,194	173,524

LOSS FROM OPERATIONS	(82,194)	(173,524)

Other Income / (Loss)
Interest Income	1	29
Total Other Income / (Loss)	1	29

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(82,193)	(173,495)

PROVISION FOR INCOME TAXES		-

NET LOSS	$(82,193)	$(173,495)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	12,000,383

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY / (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	-	$-	12,000,383	$1,200	$1,645,479	$(1,178,938)	$467,741

Net Loss, March 31,2018	-	-	-	-	-	(173,495)	(173,495)

Balance, March 31, 2018	-	$-	12,000,383	$1,200	$1,645,479	$(1,352,433)	$(294,246)

Balance, December 31, 2018	-	$-	12,000,383	$1,200	$1,645,479	$(1,902,074)	$(255,395)

Net Loss, March 31, 2019	-	-	-	-	-	(82,193)	(82,193)

Balance, March 31, 2019	-	$-	12,000,383	$1,200	$1,645,479	$(1,984,267)	$(337,588)

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,193)	$(173,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	590
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	460	(75,387)
Increase in accounts payable and accrued expense	3,731	27,584
Increase in accounts payable – related party	22,500	-
Increase in due to related party	45,475	-
Net Cash Used In Operating Activities	(9,437)	(221,298)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	(9,437)	(221,298)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,951	472,485

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,514	$(251,187)

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest Expense	$-	$-
Income Taxes	$-	$-

See Accompanying Notes to the Condensed Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On December 15, 2016, Media Analytics Corporation, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 380,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company. On December 27, 2016, the Company changed its name to Jade Global Holdings, Inc. The Company intends to engage in the wholesale and retail trade of jade and jade products through retail stores and online websites. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guoqiang Qian, Scott Silverman and Min Shi as directors, and Guoqiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO and Secretary, respectively.

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Jaedo will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading clubs in the People’s Republic of China. As of March 31, 2019, Jaedo had not begun operations.

In May, 2018, we introduced our Jaedo® luxury jade jewelry to the world at JCK Las Vegas 2018, the leading jewelry expo in the United States.

In January 2018, the Company elected to change its year end from March 31 to December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis and include the Company and Jaedo. All significant inter-company accounts have been eliminated.

Basis of Accounting

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

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity, unless their effect would be antidilutive. There were no dilutive or potentially dilutive shares outstanding during the months ended March 31, 2019 or 2018.

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2019 or December 31, 2018.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Furniture	$11,811	$11,811
Less accumulated depreciation	(2,952)	(2,362)

	$8,859	$9,449

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $590 and $0, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Intangible assets at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Trademark	$350	$350
Less accumulated amortization	-	-

	$350	$350

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2019-03 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $82,193 and negative cash flows of $9,437 for the three months ended March 31, 2019. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at March 31, 2019 or December 31, 2018.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at March 31, 2019 and December 31, 2018.

NOTE 5. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY

During the 3 months ended March 31, 2019 and 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, funded $45,475 and $0 , respectively, of the Company’s operations. These amounts are due on demand and bear no interest. As of March 31, 2019 and December 31, 2018, $316,326 and $270,851, respectively, is owed and recorded in due to related parties on the balance sheet.

During the three months ended March 31, 2019 and 2018, $15,000 and $57,000 in management consulting fees were paid, respectively, to Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At March 31, 2019 and December 31, 2018, $10,000 and $0 in accounts payable were due Forbstco International, respectively.

During the three months ended March 31, 2019 and 2018, the Company incurred $30,000 and $30,000 in financial management consulting fees were paid, respectively, to EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At March 31, 2019 and December 31, 2018, $37,500 and $15,000 in accounts payable were due to EverAsia Financial Group and recorded in accounts payable – related party on the balance sheet.

NOTE 6. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $250,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at March 31, 2019 and December 31, 2018 were not in excess of the FDIC insurance threshold.

NOTE 7. SUBSEQUENT EVENTS

On April 30, 2019, our CEO funded $25,000 of the Company’s operations. The capital infusion was accounted for as a capital contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of March 31, 2019, the WFOE had not yet been formed and operations have not commenced.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2019 and 2018.

Our operating results for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended
	March 31,
	2019	2018
Revenue	$-	$-
General and Administrative	$24,377	$72,282
Filing Fees	$1,495	$1,495
Management Consulting Fees – Related Party	$15,000	$57,000
Financial Management Consulting Fees – Related Party	$30,000	$30,000
Transfer agent fees	$822	$747
Professional fees	$10,500	$12,000
Loss from Operations	$(82,194)	$(173,524)
Other Income	$1	$29
Net Loss	$(82,193)	$(173,495)

Results of Operations – Three Months ended March 31, 2019 and 2018

No revenue has been generated by the Company for the three months ended March 31, 2019 and 2018. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We incurred $24,377 in general and administrative expenses for the three months ended March 31, 2019, compared to $72,282 for the three months ended March 31, 2018. The substantial decrease is due to a reduction in fees incurred with management consultants and to a reduction in other miscellaneous general and administrative expenses. We incurred $1,495 in expenses from filings fees for the three months ended March 31, 2019, compared to $1,495 for the three months ended March 31, 2018. We also incurred $822 in fees from the transfer agent for the three months ended March 31, 2019, compared to $747 for the three months ended March 31, 2018. The increase in this expense is due to minor fluctuations in the monthly costs of maintaining our stock ledger and other related costs. Lastly, we incurred $10,500 in professional fees for the three months ended March 31, 2019, compared to $12,000 for the three months ended March 31, 2018, which is due to incremental changes in quarterly legal and accounting fees.

Due to the factors described above, our operating expenses for the three months ended March 31, 2019 were $82,193 compared to operating expenses of $173,524 for the three months ended March 31, 2018.

The Company’s net loss for the three months ended March 31, 2019 was $82,193, compared to $173,494 for the three months ended March 31, 2018.

Liquidity and Capital Resources

For the three months ended March 31, 2019, the net cash used in operating activities was $9,437 compared with $221,298 used by operating activities for the three months ended March 31, 2018. The significant decrease is related to not attending the JCK show in 2019, for which we incurred significant expense in 2018, when we did attend. For the three months ended March 31, 2019 and March 31, 2018, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $0 for the three months ended March 31, 2019 compared with $0 for the three months ended March 31, 2018. The Company had a total cash balance of $12,514 as of March 31, 2019 compared with $21,951 at December 31, 2018.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2019:

	For the Three Months ended March 31, 2019		For the Three Months ended March 31, 2018
Net Cash Provided by (Used in) Operating Activities		$(9,437)	$(221,298)
Net Cash Provided by (Used in) Investing Activities	$		$-
Net Cash Provided by (Used in) Financing Activities	$		$-
Net Increase (Decrease) in Cash for the Period		$(9,437)	$(221,298)

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

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity, unless their effect is antidilutive. There were no diluted or potentially diluted shares outstanding for all periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

JADE GLOBAL HOLDINGS, INC.

Date: May 8, 2019	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)