Form 10-Q
period 2019-06-30
Jade Global Holdings, Inc.
filed 2019-08-12
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-54828

JADE GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-0966109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8950 SW 74 Court Suite 2201-A44 Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

(786) 363-0136
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock	N/A	N/A

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

There were 12,000,383 shares of common stock issued and outstanding as of August 9, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and equivalents	$15,560	$21,951
Prepaid expenses	-	460
Total Current Assets	15,560	22,411

OTHER ASSETS
Intangible assets	-	350
Furniture and equipment (Net)	7,575	9,449
Total Other Assets	7,575	9,799

TOTAL ASSETS	$23,135	$32,210

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expense	$8,254	$1,754
Accounts payable - related party	56,500	15,000
Due to related party	338,326	270,851

TOTAL LIABILITIES	403,080	287,605

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 issued and outstanding	1,200	1,200
Additional paid in capital	1,645,479	1,645,479
Accumulated deficit	(2,026,624)	(1,902,074)
Total Stockholders’ Equity / (Deficit)	(379,945)	(255,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT )	$23,135	$32,210

See Accompanying Notes to the Consolidated Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Revenue	$-	$-	$-	$-
	-	-	-	-
OPERATING EXPENSES
General and Administrative	4,507	230,156	31,200	304,680
Management Consulting Fees - related party	30,000	93,000	75,000	180,000
Professional Fees	7,500	15,508	18,000	27,508

Total Operating Expenses	42,007	338,664	124,200	512,188

LOSS FROM OPERATIONS	(42,007)	(338,664)	(124,200)	(512,188)

Other Income (Expense)
Impairment Loss	350	-	350	-
Interest Income (Expense)	-	14	-	43
Total Other Income (Expense)	350	14	350	43

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(42,357)	(338,650)	(124,550)	(512,145)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(42,357)	$(338,650)	$(124,550)	$(512,145)

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	12,000,383	12,000,383	12,000,383

See Accompanying Notes to the Consolidated Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY / (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	-	$-	12,000,383	$1,200	$1,645,479	$(1,178,938)	$467,741

Net Loss, March 31,2018	-	-	-	-	-	(173,495)	(173,495)

Balance, March 31, 2018	-	$-	12,000,383	$1,200	$1,645,479	$(1,352,433)	$294,246
Net Loss	-	-	-	-	-	(338,650)	(338,650)
Balance, June 30, 2018	-	$-	12,000,383	$1,200	$1,645,479	$(1,691,083)	$(44,404)

Balance, December 31, 2018	-	$-	12,000,383	$1,200	$1,645,479	$(1,902,074)	$(255,395)

Net Loss	-	-	-	-	-	(82,193)	(82,193)

Balance, March 31, 2019	-	$-	12,000,383	$1,200	$1,645,479	$(1,984,267)	$(337,588)
Net Loss	-	-	-	-	-	(42,357)	$(42,357)
Balance, June 30, 2019	-	$-	12,000,383	$1,200	$1,645,479	$(2,026,624)	$(379,945)

See Accompanying Notes to the Consolidated Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,550)	$(512,145)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,874	-
Impairment loss	350	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	460	(492)
Increase in accounts payable and accrued expense	6,500	7,162
Increase in accounts payable - related party	41,500	-
Net Cash Used In Operating Activities	(73,866)	(505,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	-	(11,811)
Purchase of intangible asset	-	(350)
Net Cash Used In Investing Activities	-	(12,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	67,475	130,000
Repayments to related party		(104)
Net Cash Provided By Financing Activities	67,475	129,896

NET INCREASE IN CASH	(6,391)	(387,740)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,951	472,485

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,560	$84,745

Supplemental Disclosures of Cash Flow Information Cash paid for:
Interest	$-	$32
Income taxes	$-	$-

See Accompanying Notes to the Consolidated Unaudited Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Jade Global Holdings, Inc. (the “Company”) was incorporated as FanSport, Inc., on March 16, 2011, to develop and provide social gaming mobile applications for fantasy sports enthusiasts. On September 3, 2013, the Company changed its name from FanSport, Inc. to Media Analytics Corporation. The Company was focused on developing or acquiring software that helps companies track their social data.

On December 15, 2016, Media Analytics Corporation, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 380,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 75.99% of the issued and outstanding shares of the Company. On December 27, 2016, the Company changed its name to Jade Global Holdings, Inc. The Company intends to engage in the wholesale and retail trade of jade and jade products through retail stores and online websites. In connection therewith, Michael Johnson, the Company’s sole officer and Director, resigned from his positions and named Guoqiang Qian, Scott Silverman and Min Shi as directors, and Guoqiang Qian, Scott Silverman and Min Shi to the positions of President and CEO, Treasurer and CFO, and Secretary, respectively.

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Jaedo will seek opportunities to either enter into joint ventures or to open wholly-owned jade trading clubs in the People’s Republic of China. As of June 30, 2019, Jaedo had not begun operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Basis of Consolidation

The accompanying consolidated financial statements include the Company and Jaedo. All significant inter-company accounts have been eliminated.

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

The Company maintains its cash in institutions insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). Our cash balance at June 30, 2019 and December 31, 2018 were not in excess of the FDIC insurance threshold.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity, unless their effect would be antidilutive. There were no dilutive or potentially dilutive shares outstanding during the six months ended June 30, 2019 or 2018.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2019 or December 31, 2018.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Furniture	$11,811	$11,811
Less accumulated depreciation	(4,236)	(2,362)

	$7,575	$9,449

Depreciation and Amortization

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $1,874 and $0, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $0 for the six months ended June 30, 2019 and 2018, respectively.

Reclassifications

When preparing the consolidated financial statements for the six months ended June 30, 2019, management determined that certain amounts included in the Company’s June 30, 2018 consolidated financial statements required reclassification. In the three and six months ended June 30, 2018, Management and Consulting Fees – related party were presented as part of General and Administrative Expense, and Transfer Agent Fees were presented separately. In the current statements, these amounts have been reclassified to more accurately reflect the Consolidated Statements of Operations. No other changes were required in connection with the reclassification. Such reclassification had no effect on the financial position, loss per share, operations or cash flows for the period ended December 31, 2018.

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

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships. (See Note 5)

Intangible Assets

In accordance with the provisions of ASC 350 Intangibles - Goodwill and Other, the cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 5 to 30 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. A 100% or $350 impairment charge was recorded in 2019 for the Jaedo® trademark as it was determined by management that the future value was impaired.

Recent Authoritative Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2019-06 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $124,550 and negative cash flows of $6,391 for the six months ended June 30, 2019. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at June 30, 2019 or December 31, 2018.

Common Stock

There are 25,000,000 Common Shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at June 30, 2019 and December 31, 2018.

NOTE 5. RELATED PARTY TRANSACTIONS AND DUE TO RELATED PARTY

During the six months ended June 30, 2019 and 2018, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, funded $67,475 and $130,000, respectively, of the Company’s operations. As of June 30, 2019 and December 31, 2018, $338,326 and $270,851, respectively, is owed and recorded in due to related parties on the balance sheet. These amounts are non-interest bearing and payable on demand. The Company made repayments of $0 and $104 on these advances during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, $15,000 and $120,000, respectively, in management consulting fees were incurred with Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At June 30, 2019 and December 31, 2018, $10,000 and $0 in accounts payable were due Forbstco International and recorded in accounts payable – related party on the balance sheet.

During the six months ended June 30, 2019 and 2018, $60,000 and $60,000, respectively, in financial management consulting fees incurred with EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At June 30, 2019 and December 31, 2018, $46,500 and $15,000 in accounts payable were due to EverAsia Financial Group and recorded in accounts payable – related party on the balance sheet.

NOTE 6. SUBSEQUENT EVENTS

On August 7, 2019, Jade International Group, Inc., a company owned and controlled by the Company’s CEO, loaned the Company $15,000. The loan is non-interest bearing and payable on demand.

The Company has evaluated its subsequent events through the date these financial statements were issued and determined that there are no additional events requiring disclosure.

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

As used in this current report and unless otherwise indicated, the terms “we,” “us,” “our” and “our company” mean Jade Global Holdings Inc., a Florida corporation, unless otherwise indicated.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign owned entity, or WFOE, in China, which we plan to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of June 30, 2019, the WFOE had not yet commenced operations.

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

In May, 2018, we introduced our Jaedo® luxury jade jewelry to the world at JCK Las Vegas 2018, the leading jewelry expo in the United States. The show generated significant interest in our offerings that were displayed, though no sales have been closed as of yet.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2019 and 2018.

Our operating results for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-
General and Administrative	$4,507	$230,156	$31,200	$304,680
Management Consulting Fees – related party	$30,000	$93,000	$75,000	$180,000
Professional Fees	$7,500	$15,508	$18,000	$27,508
Loss from Operations	$(42,007)	$(338,664)	$(124,200)	$(512,188)
Impairment of Trademark	$350	$-	$350	$-
Other Income	$-	$14	$-	$43
Net Loss	$42,357	$(338,650)	$(124,550)	$(512,145)

Results of Operations – Three Months ended June 30, 2019 and 2018

No revenue was generated by the Company for the three months ended June 30, 2019 and 2018.

We incurred $4,507 in general and administrative expenses for the three months ended June 30, 2019, compared to $230,156 for the three months ended June 30, 2018. The substantial decrease is due to the nonrecurrence of costs incurred for the exhibition of jade jewelry and collectibles at the JCK 2018 trade show in May 2018. We incurred $30,000 in expenses in management consulting fees to related parties for the three months ended June 30, 2019, compared to $93,000 for the three months ended June 30, 2018. The significant decrease is attributable to a reduction in the amount of fees our related party consultants are earning from the Company. We also incurred $7,500 in professional fees for the three months ended June 30, 2019, compared to $15,508 for the three months ended June 30, 2018. The decrease in this expense is mainly attributable to a reduction in fees incurred with our attorneys.

Due to the factors described above, our operating expenses for the three months ended June 30, 2019 were $42,357 compared to operating expenses of $338,664 for the three months ended June 30, 2018.

The Company’s net loss for the three months ended June 30, 2019 was $42,357, compared to $338,650 for the three months ended June 30, 2018.

Results of Operations – Six Months ended June 30, 2019 and 2018

No revenue was generated by the Company for the six months ended June 30, 2019 and 2018.

We incurred $31,200 in general and administrative expenses for the six months ended June 30, 2019, compared to $304,680 for the six months ended June 30, 2018. The substantial decrease is due to the nonrecurrence of costs incurred for the exhibition of jade jewelry and collectibles at the JCK 2018 trade show in May 2018. We incurred $75,000 in expenses related to management consulting fees to related parties for the six months ended June 30, 2019, compared to $180,000 for the six months ended June 30, 2018. The significant decrease is attributable to a reduction in the amount of fees our related party consultants are earning from the Company. We also incurred $18,000 in professional fees for the six months ended June 30, 2019, compared to $27,508 for the six months ended June 30, 2018. The decrease in this expense is mainly attributable to a reduction in fees paid incurred with our attorneys.

Due to the factors described above, our operating expenses for the six months ended June 30, 2019 were $124,550 compared to operating expenses of $512,188 for the six months ended June 30, 2018.

The Company’s net loss for the six months ended June 30, 2019 was $124,550, compared to $512,145 for the six months ended June 30, 2018.

Liquidity and Capital Resources

For the six months ended June 30, 2019, the net cash used in operating activities was $73,866 compared with $505,475 used in operating activities for the six months ended June 30, 2018. The change is mostly related to the nonrecurrence of costs of exhibiting jade and jade collectibles at the JCK 2018 trade show reflected in an increase in net loss from the prior year. For the six months ended June 30, 2019 and June 30, 2018, the net cash used in investing activities was $0 and $12,161, respectively. The net cash used in investing activities during the six months ended June 30, 2018 was the result of the purchase of furniture and equipment for the JCK 2018 show, and the application for a trademark for our JaedoTM brand. The net cash provided by financing activities was $67,475 for the six months ended June 30, 2019 compared with $129,896 for the six months ended June 30, 2018. Cash provided by financing activities was due to proceeds received from related parties during 2019 and 2018. The Company had a total cash balance of $15,560 as of June 30, 2019 compared with $21,951 at December 31, 2018.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2019:

	For the Six Months ended June 30, 2019	For the Six Months ended June 30, 2019
Net Cash Provided by (Used in) Operating Activities	$(73,866)	$(505,475)
Net Cash Provided by (Used in) Investing Activities	$-	$(12,161)
Net Cash Provided by (Used in) Financing Activities	$67,475	$129,896
Net Increase (Decrease) in Cash for the Period	$(6,391)	$(387,740)

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2019 or December 31, 2018.

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

Recent Accounting Pronouncements

Our company has adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019.

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

JADE GLOBAL HOLDINGS, INC.

Date: August 9, 2019	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)