Form 10-K
period 2019-12-31
Jade Global Holdings, Inc.
filed 2020-05-28
CIK 1518171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(786) 363-0136

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2019, was approximately $0 since the Company has had no active trading market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There are 12,000,383 shares of common stock issued and outstanding as of May 28, 2020.

EXPLANATORY NOTE

The Company is filing its Annual Report on Form 10-K for the year ended December 31, 2019 after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “COVID-19 Order”).

The Company’s business is located in China. In order to avoid the risk of the virus spreading, the Chinese government required enterprises to delay the resumption of work and production. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several months, including the temporary closures of its offices and having team members work remotely. As a result, the annual report was not be completed by the filing deadline, due to insufficient time to facilitate the internal and external review process.

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

Corporate Overview

We were incorporated in the State of Florida on March 16, 2011 under the name FanSport, Inc. Our company’s goal was to develop social media tools and solutions to enable advertisers, publishers and agencies to gather deep social intelligence, generate true engagement and simplify promotional management. On June 17, 2013, our board of directors and a majority of our stockholders approved a change of name of our company from FanSport, Inc. to Media Analytics Corporation. On December 15, 2016, pursuant to a change of control transaction, we relocated to Miami, Florida, ceased all operations as a social media tools and solutions company undertook a reverse stock split whereby each twenty (20) shares of our Common Stock were converted automatically into one (1) share of Common Stock. Upon the completion of the reverse stock split, the Company had 501,016 issued and outstanding shares of common stock, which represented a decrease of 9,4989,613 shares over its prior total of 10,000,629 issued and outstanding shares of common stock

On January 30, 2017, our board of directors and a majority of our shareholders approved a name change of our company from Media Analytics Corporation to Jade Global Holdings, Inc., an increase in our authorized common shares from 16,666,667 shares to 25,000,000 shares and authorized the ability to issue 10,000,000 preferred shares with a par value of $0.00001 per share. Articles of Amendment to Articles of Incorporation were filed with the Florida Secretary of State on January 31, 2017, with an effective date of January 31, 2017.

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

On July 20, 2017, we received Chinese government approval to form a new wholly foreign-owned enterprise (“WFOE”) operating subsidiary in Shanghai, P.R. China, Shanghai Jaedo Jewelry Co., Ltd. As of December 31, 2019, Jaedo had not been formed, and the application was abandoned.

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

We believe that in order to educate and tempt buyers globally, we must maintain a modified storefront presence. Specifically, we intend to open showrooms in strategic locations around the world where we will display our products. All purchases would be completed via internet kiosks located in the showrooms. In April, 2017, we received a trademark from the US Patent and Trademark Office on the Jaedo® trade name, the value of which has been fully impaired. We intend to make our Jaedo® website and JadeExchange® trading platform accessible via these kiosks, and all products ordered would be drop shipped directly to the customer. We intend to follow a multi-stage strategy to increase awareness and increase sales of this precious stone.

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

We plan to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience will be unlike that in any existing traditional retail jewelry store. Instead, our stores will include a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intend to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade.

In addition to our retail stores, we intend to also include VIP “back rooms” in our outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” Jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our JadeShares® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to our high net worth clients and would have armed guard security on duty at all times. Finally, we plan to build each showroom with an “educational area” with some “Gem Quality” Jade on display and Audio/Visual presentations of the history of Jade and its importance in Chinese culture. We intend to set ourselves apart from other jade retailers in that we plan to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

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

Competition

The global jewelry industry is competitively fragmented. We will encounter significant competition in all product categories, however Jade is not widely used in jewelry sales in the United States. Some competitors specialize in just one area in which we will be active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service and compete on the basis of that reputation. Certain other jewelers and retailers compete primarily through advertised price promotion. We will differentiate our company through our offerings. We believe that our close connections to the supply channels will enable us to access better supply and better pricing than new entrants. We will compete on the basis of our brand’s reputation for high-quality products, customer service and distinctive merchandise.

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

Intellectual Property

We have filed an application with the United States Patent and Trademark Office (“USPTO”) to register Jaedo for trademark protection. On June 5, 2018, the USPTO approved our application and granted us a trademark to use Jaedo for commerce in jewelry and precious stones business. The trademark was fully impaired during the year ended December 31, 2019.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Properties.

Our company does not own any real estate or other properties. We currently rent our principal business office on a month-to-month basis for $154 per month, which is located at 8950 SW 74th Court, Suite 2201-A44, Miami, FL 33156. Our telephone number is 786-363-0136. Additionally, we store some of our trade show displays at Advanced Exhibit Methods located at 1984 E. McFadden Avenue, Santa Ana, CA 92705 at a cost of $1,013 per year.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets

Quarter Ended	High	Low
December 31, 2019	$0.78	$0.02
September 30, 2019	$0.05	$0.01
June 30, 2019	$0.15	$0.01
March 31, 2019	$0.20	$0.15
December 31, 2018	$0.35	$0.20
September 30, 2018	$0.54	$0.26
June 30, 2018	$0.548	$0.26
March 31, 2018	$0.5459	$0.30

Our common stock is issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, telephone number (212) 828-8436, is the registrar and transfer agent for our common stock.

Shareholders of Record

As of May 28, 2020, there were 14 holders of record of our common stock. As of such date, 12,000,383 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of the Company’s equity securities during the period from January 1, 2019 to December 31, 2019, or through the date of this filing.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period from January 1, 2019 to December 31, 2019, or through the date of this report.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the twelve months ended December 31, 2019 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

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

On July 20, 2017, we received approval from the PRC government to form a wholly foreign-owned entity, or WFOE, in China, which we planned to utilize to establish joint ventures to open wholly-owned jade trading clubs in China. The shopping experience would have been unlike that in any existing traditional retail jewelry store. Instead, our stores would have included a retail showroom and a private viewing room with a museum-like setting displaying a rotating collection of museum quality pieces where patrons may examine or purchase higher value items. We intended to decorate in a tasteful blend of Western and Eastern aesthetics to appeal to all customers, while reminding customers of the Asian spirituality of Jade. As of December 31, 2019, the WFOE had not been formed and the application was abandoned.

In addition to our retail stores, we intend to also include VIP “back rooms” in our outlets, where suitably qualified customers can, by appointment only, view specific “Investment Grade” jade jewelry pieces for purchase. We also intend to feature large TV monitors displaying our JadeShares® Online Trading Platform with live pricing and sales data. The lounges would have full VIP services and personal assistants to cater to our high net worth clients and would have armed guard security on duty at all times. Finally, we plan to build each showroom with an “educational area” with some “Gem Quality” jade on display and Audio/Visual presentations of the history of jade and its importance in Chinese culture. We intend to set ourselves apart from other jade retailers in that we plan to not only sell jade and jade products, but buy them as well. Much like the spot market for other precious metals and stones, such as gold, platinum or diamonds, customers would have a guarantee that they will be able to sell their jade easily at market prices.

Our brand will endeavor to offer trendy, hip products for all ages. We plan to supply medium quality and high quality “designer” jewelry to appeal to every taste. In addition to jewelry, we will also sell high quality and museum quality collectibles. Finally, we plan to sell bulk jade on a wholesale basis to jewelry designers, artisans, investors and collectors.

In May 2018, we introduced our Jaedo® luxury jade jewelry to the world at JCK Las Vegas 2018, the leading jewelry expo in the United States. The show generated significant interest in our offerings that were displayed, though no sales have been closed. We have not produced any new jewelry under the Jaedo ® brand, however we intend to do so as part of our business plan.

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

Our current principal office and mailing address is 8950 SW 74 Court, Suite 2201 A44, Miami, FL 33156. Our telephone number is (786) 363-0136.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended December 31, 2019 and 2018. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended December 31, 2019 and December 31, 2018, respectively

	Year Ended December 31, 2019		Year Ended December 31, 2018
Revenue	$	Nil	$	Nil
Total Operating Expenses		$214,613		$723,184
Net Loss		$(214,963)		$(723,136)

Revenue

Our company has not yet implemented its business model and to date has generated no revenues.

Expenses

Our operating results for the years ended December 31, 2019 and 2018, are summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
General and administrative expenses	$33,316	$122,976
Management consulting fees – related party	$138,000	$293,000
Professional Fees	$33,024	$42,579
Impairment of intangible asset	$350	-
Sales and Marketing Expense	$10,273	$264,629
Interest income	$-	$48
Net Loss	$(214,963)	$(723,136)

Total expenses for the year ended December 31, 2019 were $214,963, comprised of operating expenses of $214,613; and other expense of $350, resulting in a net loss for the year of $214,963 compared to a net loss of $723,136 for the year ended December 31, 2018. The decrease in expenses was primarily due a reduction in our operating activities, a reduction in the use of certain consultants, professionals and other general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2019	2018
Current Assets	$4,135	$22,411
Current Liabilities	$480,163	$287,605
Working Capital (Deficit)	$(476,028)	$(265,194)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Net Cash (Used in) Operating Activities	$(107,317)	$(708,089)
Net Cash Provided by (Used in) Investing Activities	$ Nil	$(12,161)
Net Cash Provided by Financing Activities	$89,555	$269,716
Net Decrease in Cash During the Period	$(17,816)	$(450,534)

As of December 31, 2019, we had a working capital deficiency of $476,028 consisting of cash on hand of $4,135 and $480,163 in current liabilities, as compared to a working capital deficiency of $265,194 with $21,951 of cash on hand, prepaid expenses of $460 and $287,605 in current liabilities at December 31, 2018.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $107,317 as compared to net cash used in operating activities of $708,089 for the year ended December 31, 2018. The decrease of cash used by operating activities was due to the changes in our level of operating activities, specifically costs related to the development and execution of our business plan and the reduction in use of certain consultants and professionals.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $Nil as compared to net cash used in investing activities of $12,161 for the year ended December 31, 2018. The decrease in cash used in investing activities was due to the nonrecurrence of certain acquisitions in the previous year of property and equipment for the JCK jewelry show and for the filing of our trademark.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $89,555 as compared to net cash provided by financing activities of $269,716 for the year ended December 31, 2018.  The decrease is due to significantly more related party loans received in the prior year as compared to the current year.

Cash Requirements

As of December 31, 2019, there was $4,135 cash on hand in the corporate bank accounts. As of the date of this report, we have not generated any revenue from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	$175,000
Transfer agent fees	3,000
Professional fees	35,000
Total	$213,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $213,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year, unless the effect is anti-dilutive due to net losses. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception, under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2019 or December 31, 2018.

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

Recent Accounting Pronouncements

The Company has reviewed all recently-issued pronouncements, and has determined them to have no current applicability to the Company, or their effect on the financial statements is not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Jade Global Holdings, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jade Global Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

May 28, 2020

JADE GLOBAL HOLDINGS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and equivalents	$4,135	$21,951
Prepaid expenses	-	460
Total Current Assets	4,135	22,411

FIXED ASSETS
Intangible assets	-	350
Furniture and equipment (net)	5,670	9,449
Total Fixed Assets	5,670	9,799

TOTAL ASSETS	$9,805	$32,210

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,257	$1,754
Accounts payable – related party	98,500	15,000
Loans payable – related party	360,406	270,851

TOTAL LIABILITIES	480,163	287,605

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,000,383 shares issued and outstanding	1,200	1,200
Additional paid-in capital	1,645,479	1,645,479
Accumulated deficit	(2,117,037)	(1,902,074)
Total Stockholders’ Equity (Deficit)	(470,358)	(255,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,805	$32,210

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
REVENUES:
Revenue	$-	$-

OPERATING EXPENSES
General and administrative	33,316	122,976
Management consulting fees – related party	18,000	203,000
Financial management consulting fees – related party	120,000	90,000
Professional Fees	33,024	42,579
Sales and Marketing	10,273	264,629
Total Operating Expenses	214,613	723,184

LOSS FROM OPERATIONS	(214,965)	(723,184)

Other Income (Loss)
Impairment of intangible asset	(350)	-
Interest income	-	48
Total Other Loss	(350)	48

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(214,963)	(723,136)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(214,963)	$(723,136)

Net loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted	12,000,383	12,000,383

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENT STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	-	$-	12,000,383	$1,200	$1,645,479	$(1,178,938)	$467,741

Net Loss, 2018	-	-	-	-	-	(723,136)	(723,126)

Balance, December 31, 2018	-	-	12,000,383	1,200	1,645,479	(1,902,074)	(255,395)

Net Loss, 2019	-	-	-	-	-	(214,963)	(214,963)

Balance, December 31, 2019	-	-	12,000,383	$1,200	$1,645,479	$(2,117,037)	$(470,358)

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,963)	$(723,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,779	2,362
Impairment of intangible assets	350	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	460	(460)
Increase in accounts payable and accrued expenses, including related party	103,003	13,145
Net Cash Provided (Used In) By Operating Activities	(107,371)	(708,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	-	(11,811)
Purchase of intangible assets	-	(350)
Net Cash Used In Investing Activities	-	(12,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable, related party	89,555	276,300
Repayments on loans payable, related party	-	(6,584)
Net Cash Provided By Financing Activities	89,555	269,716

NET INCREASE (DECREASE) IN CASH	(17,816)	(450,534)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,951	472,485

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,135	$21,951

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See Accompanying Notes to the Financial Statements

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On July 20, 2017, Jade Global Holdings received Chinese government approval to form a new wholly-owned foreign enterprise operating subsidiary in Shanghai, P.R.China, Shanghai Jaedo Jewelry Co., Ltd. (“Jaedo”). Jaedo was to seek opportunities to either enter into joint ventures or to open wholly-owned jade trading clubs in the People’s Republic of China. As of December 31, 2019, Jaedo had not been formed and the application was abandoned. As Jaedo was never formed and did not commence operations, no consolidation was necessary, and the accompanying financial statements solely represent Jade Global Holdings, Inc.

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

Earnings (Loss) per Share

The Company has adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period, and is not presented if antidilutive due to net losses. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive securities outstanding as of December 31, 2019 and 2018.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2019 or December 31, 2018.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charges to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

Property and Equipment at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Furniture	$11,811	$11,811
Less accumulated depreciation	(6,141)	(2,362)

	$5,670	$9,449

Depreciation

Depreciation of property and equipment is computed by the straight-line method using various rates based generally on the useful lives of the assets, which range from five to seven years.

During the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $3,779 and $2,362, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and loans payable approximates the carrying amount of these financial instruments due to their short term maturity.

Advertising

The Company will expense advertising as incurred. Advertising expense was $0 and $3,206 for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Reclassifications

When preparing the financial statements for the twelve months ended December 31, 2019, management determined that certain amounts included in the Company’s December 31, 2018 financial statements required reclassification. In the twelve months ended December 31, 2018, Management and Consulting Fees – related party were presented as part of General and Administrative Expense, and Transfer Agent Fees were presented separately. In the current statements, these amounts have been reclassified to more accurately reflect the Statements of Operations. In addition, proceeds received from Loans Payable - related party were reclassified from operating activities to financing activities. No other changes were required in connection with the reclassification. Such reclassification had no effect on the financial position, loss per share, operations or cash flows for the periods ended December 31, 2018.

In the twelve months ended December 31, 2018, Advances from related party were presented as part of General and Administrative Expense. In the current statements, these amounts have been reclassified to more accurately reflect the Statements of Operations. No other changes were required in connection with the reclassification. Such reclassification had no effect on the financial position, loss per share, operations or cash flows for the periods ended December 31, 2018.

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

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 5 to 30 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. During the years ended December 31, 2019 and 2018, the Company recorded impairment loss of $350 and $0, respectively.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible assets at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Trademark	$-	$350
Less accumulated amortization	-	-

	$-	$350

Recent Authoritative Accounting Pronouncements

The Company has reviewed all recently-issued pronouncements, and has determined them to have no current applicability to the Company, or their effect on the financial statements is not significant.

Concentrations of Credit Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Our cash balances at December 31, 2019 and December 31, 2018 were not in excess of the FDIC insurance threshold

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $214,963 and negative cash flows of $17,816 for the twelve months ended December 31, 2019. In addition, the Company has not had any revenues and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. As a result of the Covid-19 crisis, the Company may experiencing difficulties in raising these funds due to economic impacts on funding sources. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10, and did not have any material unrecognized tax benefits as of December 31, 2019 or December 31, 2018.

The Company files tax returns in the U.S. federal jurisdiction and the state of Florida. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2019 and 2018, the Company did not recognize expense for interest or penalties related to income tax, and does not have any amounts accrued at December 31, 2019 or 2018, as the Company does not believe it has taken any uncertain tax positions. Tax returns for the years ended December 31, 2016 through December 31, 2019 have been filed and remain open for examination by the taxing authorities.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21%. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax.

At December 31, 2019 and 2018, the Company had net operating loss carryforwards of approximately $2,117,037 and $1,902,074, respectively, which may be offset against future taxable income indefinitely. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $444,578 and $399,436, respectively, are offset by valuation allowances of the same amounts. The change in valuation allowance was $45,142 and $151,859 during the years ended December 31, 2019 and 2018, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

There are 10,000,000 Preferred Shares at $0.0001 par value authorized with none issued and outstanding at December 31, 2019 or December 31, 2018.

Common Stock

There are 25,000,000 Common shares at $0.0001 par value authorized with 12,000,383 shares issued and outstanding at December 31, 2019 and December 31, 2018. There were no common stock transactions during the years ended December 31, 2019 and 2018.

NOTE 6. RELATED PARTY TRANSACTIONS

Loans Payable

On August 7, 2017, the Company’s CEO loaned the Company $1,135 to fund operations.

During the twelve months ended December 31, 2019 and 2018, Jade International Group, Inc., a company owned and controlled by the Company’s CEO, loaned the Company $89,555 and $276,300, respectively, to fund operations. During the 12 months ended December 31, 2019 and 2018, the Company repaid $0 and $6,584, respectively.

The loans are non-interest bearing and due on demand. As of December 31, 2019 and 2018, $360,406 and $270,851, respectively, was owed on these loans.

JADE GLOBAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 6. RELATED PARTY TRANSACTIONS – Continued

Management Fees

During the twelve months ended December 31, 2019 and 2018, the Company incurred $120,000 and $90,000, respectively, in financial management consulting fees with EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director. At December 31, 2019 and 2018, $88,500 and $15,000 in fees were due to EverAsia Financial Group.

During the twelve months ended December 31, 2019 and 2018, the Company incurred $18,000 and $203,000, respectively, in management consulting fees with Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director. At December 31, 2019 and 2018, $10,000 and $0, respectively, in fees were due Forbstco International.

The Company owed $458,906 and $285,851 to these related parties for management consulting services at December 31, 2019 and 2018, respectively.

NOTE 7. SUBSEQUENT EVENTS

On March 11, 2020, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, contributed $14,980 to the Company to fund operations. The contribution was accounted for as contributed capital.

On May 14, 2020, Jade International Group, Inc, a company owned and controlled by the Company’s CEO, contributed $10,000 to the Company to fund operations. The contribution was accounted for as contributed capital.

The Company has evaluated events from December 31, 2019 through the date these financial statements were issued and there are no additional events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year December 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Guoqiang Qian	President, Chief Executive Officer and Chairman	62	December 21, 2016
Scott J. Silverman	Treasurer, Chief Financial Officer and Director	50	December 21, 2016
Min Shi	Secretary and Director	60	December 21, 2016

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

Item 11. Executive Compensation.

The following table provides summary information concerning compensation paid or accrued by us to our named executive officers for services rendered to us for the years ended December 31, 2019 and 2018.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guoqiang Qian	2019	-	-	-	-	-	-	-		-
President & Chief Executive Officer	2018	-	-	-	-	-	-	-		-

Scott J. Silverman	2019	-	-	-	-	-	-	120,000	(1)	120,000
Treasurer & Chief Financial Officer	2018	-	-	-	-	-	-	$90,000	(1)	90,000

Min Shi	2019	-	-	-	-	-	-	18,000	(2)	18,000
Secretary	2018	-	-	-	-	-	-	$203,000	(2)	203,000

(1)	During the years ended December 31, 2019 and 2018, $120,000 and $90,000 in consulting fees were incurred with EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively. At December 31, 2019 and December 31, 2018, $88,500 and $15,000 in accounts payable were due to EverAsia Financial Group.

(2)	During the years ended December 31, 2019 and 2018, $18,000 and $203.000 in consulting fees were incurred with Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director, respectively.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2019.

Option Exercises

During our year ended December 31, 2019 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 28, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Officers
Guoqiang Qian No. 2 1099 Nong Tangshan Road, Room 504 Yangpu District Shanghai 200082 China	4,945,716	41.2%
Scott J. Silverman(2) 8950 SW 74th Ct Miami, FL 33156	296,954	2.5%
Min Shi 109 Alumroot Irvine Ca 92620	1,841,302	15.3%
Directors and Officers as a group (3 persons)	7,083,972	59%
5% Shareholders
Yanping Qian(3) No. 3, 1100 Nong Lanzhou Road, Room 604 Yangpu District Shanghai CHINA	1,187,937	9.9%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 28, 2020. As of May 28, 2020, there were 12,000,383 shares of our company’s common stock issued and outstanding.

(2)	Indirectly through EverAsia Financial Group, Inc. which Mr. Silverman has sole voting and dipositive power over.

(3)	Yanping Qian is the sister of our CEO, Guoqiang Qian.

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

During the years ended December 31, 2019 and 2018, $120,000 and $90,000 in consulting fees incurred with EverAsia Financial Group, Inc, a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively. At December 31, 2019 and December 31, 2018, $88,500 and $15,000 in accounts payable were due to EverAsia Financial Group.

During the years ended December 31, 2019 and 2018, $1,080 and $0 were loaned to the Company by EverAsia Financial Group, Inc., a company beneficially owned or controlled by Scott Silverman, our Chief Financial Officer and Director, respectively.

During the years ended December 31, 2019 and 2018, $18,000 and $203,000 in consulting fees were incurred with Forbstco International, LLC, a company beneficially owned or controlled by Min Shi, our Secretary and Director, respectively.

During the years ended December 31, 2019 and 2018, $88,475 and $270,851 were loaned to the Company by Guoqiang Qian, our CEO, and/or a company beneficially owned or controlled by our CEO.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the years ended December 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$9,000	$10,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,000	$10,000

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

JADE GLOBAL HOLDINGS, INC.

Dated: May 28, 2020	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 28, 2020	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 28, 2020	By:	/s/ Guoqiang Qian
Guoqiang Qian
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 28, 2020	By:	/s/ Scott J. Silverman
Scott J. Silverman
Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Dated: May 28, 2020	By:	/s/ Min Shi
Min Shi
Secretary and Director